Form 10-K
period 2006-12-31
MV Oil Trust
filed 2007-04-02
CIK 1371782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
OF 1934

for The Fiscal Year Ended December 31, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                             to

Commission File Number 1-33219

MV OIL TRUST

(Exact name of registrant as specified in its charter)

Delaware	06-6554331
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

The Bank of New York Trust Company, N.A., Trustee
Global Corporate Trust
919 Congress
Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 852-1422

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the 11,500,000 Units of Beneficial Interest in MV Oil Trust held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter is not determinable because the units were not issued until January 24, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 15, 2007, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

Documents Incorporated By Reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K  contains forward-looking statements about MV Partners, LLC, which we refer to herein as “MV Partners,” and MV Oil Trust, which we refer to herein as the “trust,” that are subject to risks and uncertainties and that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Business” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of MV Partners and the trust are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Forward-looking statements are subject to risks and uncertainties and include statements pertaining to future development activities and costs and other statements in this Form 10-K that are prospective and constitute forward-looking statements.

When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, and MV Partners and the trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

•       risks incident to the drilling and operation of oil and natural gas wells;

•       future production and development costs;

•       the effect of existing and future laws and regulatory actions;

•       the effect of changes in commodity prices, the impact of the hedge contracts entered into by MV Partners that relate to a portion of the oil production from the underlying properties and conditions in the capital markets;

•       competition from others in the energy industry;

•       uncertainty of estimates of oil and natural gas reserves and production; and

•       inflation.

This Form 10-K describes other important factors that could cause actual results to differ materially from expectations of MV Partners and the trust, including under the heading “Risk Factors.” All written and oral forward-looking statements attributable to MV Partners or the trust or persons acting on behalf of MV Partners or the trust are expressly qualified in their entirety by such factors.

GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS

In this Form 10-K the following terms have the meanings specified below.

Bbl—One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

Boe—One stock tank barrel of oil equivalent, computed on an approximate energy equivalent basis that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals 1.54 Bbls of natural gas liquids.

Btu or British Thermal Unit—The quantity of heat required to raise the temperature of one pound of water one degree Fahrenheit.

Completion—The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Developed Acreage—The number of acres that are allocated or assignable to productive wells or wells capable of production.

Development Well—A well drilled into a proved oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Estimated Future Net Revenues—Also referred to as “estimated future net cash flows.” The result of applying current prices of oil, natural gas and natural gas liquids to estimated future production from oil, natural gas and natural gas liquids proved reserves, reduced by estimated future expenditures, based on current costs to be incurred, in developing and producing the proved reserves, excluding overhead.

Farm-in or Farm-out Agreement—An agreement under which the owner of a working interest in an oil or natural gas lease typically assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”

Field—An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Gross Acres or Gross Wells—The total acres or wells, as the case may be, in which a working interest is owned.

MBbl—One thousand barrels of crude oil or other liquid hydrocarbons.

MBoe—One thousand barrels of oil equivalent.

Mcf—One thousand standard cubic feet of natural gas.

MMBbls—One million barrels of crude oil or other liquid hydrocarbons.

MMBoe—One million barrels of oil equivalent.

MMcf—One million standard cubic feet of natural gas.

Net Acres or Net Wells—The sum of the fractional working interests owned in gross acres or wells, as the case may be.

Net Profits Interest—A nonoperating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.

Net Revenue Interest—An interest in all oil, natural gas and natural gas liquids produced and saved from, or attributable to, a particular property, net of all royalties, overriding royalties, net profits interests, carried interests, reversionary interests and any other burdens to which the person’s interest is subject.

Plugging and Abandonment—Activities to remove production equipment and seal off a well at the end of a well’s economic life.

Proved Developed Non-Producing Reserves—Proved developed reserves expected to be recovered from zones behind casing in existing wells.

Proved Developed Producing Reserves—Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production to market.

Proved Developed Reserves—Has the meaning given to such term in Rule 4-10(a)(3) of Regulation S-X, which defines proved developed reserves as:

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as proved developed reserves only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

Proved Reserves—Has the meaning given to such term in Rule 4-10(a)(2) of Regulation S-X, which defines proved developed reserves as:

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

(i)            Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

(ii)        Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the proved classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

(iii)    Estimates of proved reserves do not include the following: (A) Oil that may become available from known reservoirs but is classified separately as indicated additional reserves; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

Proved Undeveloped Reserves—Has the meaning given to such term in Rule 4-10(a)(4) of Regulation S-X, which defines proved developed reserves as:

Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

PV-10—The present value of estimated future net revenues using a discount rate of 10% per annum.

Recompletion—The completion for production of an existing well bore in another formation from which that well has been previously completed.

Reservoir—A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Standardized Measure of Discounted Future Net Cash Flows—Also referred to herein as “standardized measure.” It is the present value of estimated future net revenues computed by discounting estimated future net revenues at a rate of 10% annually.

The Financial Accounting Standards Board requires disclosure of standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities, per paragraph 30 of Statement of Financial Accounting Standards No. 69, as follows:

A standardized measure of discounted future net cash flows relating to an enterprise’s interests in (a) proved oil and gas reserves and (b) oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the enterprise participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves shall be disclosed as of the end of the year. The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes. The following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed:

a.      Future cash inflows. These shall be computed by applying year-end prices of oil and gas relating to the enterprise’s proved reserves to the year- end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

b.      Future development and production costs. These costs shall be computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. If estimated development expenditures are significant, they shall be presented separately from estimated production costs.

c.      Future income tax expenses. These expenses shall be computed by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to the enterprise’s proved oil and gas reserves, less the tax basis of the properties involved. The future income tax expenses shall give effect to tax deductions, tax credits and allowances relating to the enterprise’s proved oil and gas reserves.

d.      Future net cash flows. These amounts are the result of subtracting future development and production costs and future income tax expenses from future cash inflows.

e.      Discount. This amount shall be derived from using a discount rate of 10 percent a year to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

f.       Standardized measure of discounted future net cash flows. This amount is the future net cash flows less the computed discount.

Working Interest—Also called an operating interest. The right granted to the lessee of a property to explore for and to produce and own oil, gas or other minerals. The working interest owner bears the exploration, development and operating costs on either a cash, penalty or carried basis.

Workover—Operations on a producing well to restore or increase production.

PART I

Item 1.        Business

General

MV Oil Trust, which we refer to as the “trust,” was formed in August 2006, by MV Partners, LLC, which we refer to as “MV Partners.”

The trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the trust are managed by The Bank of New York Trust Company, N.A., as trustee. The trust maintains its offices at the office of the trustee, at 919 Congress Avenue, Austin, Texas 78701. The telephone number of the trustee is 1-800-852-1422. In addition, Wilmington Trust Company acts as the Delaware trustee of the trust. The Delaware trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act.

The trustee does not maintain a website for filings by the trust with the Securities and Exchange Commission, which we refer to as the “SEC.”  Electronic filings by the trust with the SEC are available free of charge through the SEC’s website at www.sec.gov.

As of December 31, 2006, the trust had no assets other than $1,000 cash and had conducted no operations other than in connection with the initial public offering of the units of beneficial interest in the trust, which are referred to herein as the “trust units.” On January 24, 2007, MV Partners and the trust completed the initial public offering of trust units. In connection with the completion of the initial public offering of trust units, on January 24, 2007, MV Partners conveyed a term net profits interest to the trust that represents the right to receive 80% of the net proceeds (calculated as described below) from all of MV Partners’ interests in oil and natural gas properties as of January 24, 2007, which is referred to herein as the “net profits interest.” These properties are located in the Mid-Continent region in the States of Kansas and Colorado. MV Partners’ net interests in such properties, after deduction of all royalties and other burdens on production thereon as of January 24, 2007, is referred to herein as the “underlying properties.” As of December 31, 2006, the underlying properties produced predominantly oil from approximately 996 wells, and the projected reserve life of the underlying properties was in excess of 50 years. Based on the summary prepared by Cawley, Gillespie & Associates, Inc. of its reserve report as of December 31, 2006 for the underlying properties, which summary is included under Item 1 of this Form 10-K and is referred to herein as the “reserve report,” the net profits interest would entitle the trust to receive net proceeds from the sale of production of not less than 11.5 MMBoe of proved reserves during the term of the trust, calculated as 80% of the proved reserves attributable to the underlying properties expected to be produced during the term of the trust. Of these reserves, approximately 87% were classified as proved developed producing reserves as of December 31, 2006. Production from the underlying properties for the year ended December 31, 2006, was approximately 98% oil and approximately 2% natural gas and natural gas liquids. The underlying properties are all located in mature fields that are characterized by long production histories and numerous additional development opportunities to help reduce the natural decline in production from the underlying properties.

The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest). The gross proceeds used to calculate the net profits interest is based on prices realized for oil, natural gas and natural gas liquids attributable to the underlying properties for each calendar quarter during the term of the net profits interest. MV Partners deducts from the gross proceeds all hedge payments made by MV Partners to hedge contract counterparties upon monthly settlements of existing hedge contracts and derivatives to which MV Partners was a party as of January 24, 2007, which is referred to herein as the “hedge contracts.” In addition, in connection with the conveyance of the net profits interest, on January 24, 2007, MV Partners also assigned to the trust the right to receive 80% of all amounts payable to MV Partners from hedge contract counterparties upon monthly settlements of the hedge contracts. In calculating the net proceeds used to calculate the net profits interest, MV Partners deducts from the gross proceeds from the underlying properties all lease operating expenses, maintenance expenses and capital expenditures (including the cost of workovers and recompletions, drilling costs and development costs), amounts that may be reserved for future capital expenditures (which reserve amounts may not exceed $1.0 million in the aggregate at any given time), post-production costs and production and property taxes paid by MV Partners.

Net proceeds payable to the trust depend upon production quantities, sales prices of oil, natural gas and natural gas liquids, and costs to develop and produce the oil, natural gas and natural gas liquids. If at any time costs should exceed gross proceeds, neither the trust nor the trust unitholders would be liable for the excess costs; the trust, however, would not receive any net proceeds until future net proceeds exceed the total of those excess costs, plus interest at the prime rate.

The trust will make quarterly cash distributions of substantially all of its quarterly cash receipts, after deduction of fees and expenses for the administration of the trust, to holders of its trust units during the term of the trust. The first quarterly distribution was $1.0122 per trust unit and was made on February 23, 2007 to trust unitholders owning trust units on February 15, 2007. The trust’s first quarterly distribution consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006. Furthermore, this cash payment included 80% of all amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from July 1, 2006 through December 31, 2006. As a result of the long period of time that was included in the first quarterly distribution, subsequent quarterly distributions are likely to be less than the initial distribution. The second quarterly distribution is expected to be made on or about April 25, 2007 to trust unitholders owning trust units on April 16, 2007. The second quarterly distribution will consist of the net proceeds of production collected from January 24, 2007 until March 31, 2007, together with 80% of all amounts payable to MV Partners from hedge contract counterparties during such period resulting from the monthly settlements of the hedge contracts. In addition, in connection with the trust’s second quarterly distribution, MV Partners will pay the trust an amount equal to the amount that would have been payable to the trust as of January 24, 2007 had the net profits interest been in effect since January 1, 2007. Furthermore, this cash payment by MV Partners will include 80% of all amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from January 1, 2007 to January 24, 2007. Because payments to the trust will be generated by depleting assets and the trust has a finite life with the production from the underlying properties diminishing over time, a portion of each distribution will represent a return of the original investment in the trust units.

The business and affairs of the trust are managed by the trustee, and MV Partners and its affiliates have no ability to manage or influence the operations of the trust. The properties comprising the underlying properties for which MV Partners is designated as the operator are currently operated on a contract operator basis by Vess Oil Corporation, which we refer to as “Vess Oil,” and Murfin Drilling Company, Inc., which we refer to as “Murfin Drilling,” each of which is an affiliate of MV Energy, LLC, the sole manager of MV Partners.

Description of the Trust Units

Each trust unit is a unit of the beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 11,500,000 trust units outstanding as of March 15, 2007.

Distributions and Income Computations

Each quarter, the trustee will determine the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the trustee) that quarter, over the trust’s liabilities for that quarter. Available funds will be reduced by any cash the trustee decides to hold as a reserve against future liabilities. It is expected that quarterly cash distributions during the term of the trust, other than the first quarterly cash distribution, will be made by the trustee on or before the 25th day of the month following the end of each quarter to the trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day). The first distribution was $1.0122 per unit and was made on February 23, 2007 to trust unitholders owning trust units on February 15, 2007.

Unless otherwise advised by counsel or the IRS, the trustee will treat the income and expenses of the trust for each quarter as belonging to the trust unitholders of record on the quarterly record date. For, federal income tax purposes, trust unitholders must take into account items of income, gain, loss, deduction and credit consistent with their methods of accounting and without regard to the taxable year or accounting method employed by the trust and without regard to the quarter the trust makes distributions related to those items to the trust unitholders. Variances between taxable income and cash distributions may occur. For example, the trustee could establish a reserve in one quarter using funds that would be included in income in the quarter in which the reserve is created but may not result in a tax deduction or a distribution until a later quarter or possibly in a later taxable year. Similarly, the trustee could also make a payment in one quarter that would be amortized for income tax purposes over several quarters. See “—Federal Income Tax Matters.”

Periodic Reports

The trustee will file all required trust federal and state income tax and information returns. The trustee will prepare and mail to trust unitholders annual reports that trust unitholders need to correctly report their share of the income and deductions of the trust. The trustee will also cause to be prepared and filed reports required to be filed under the Securities Exchange Act of 1934, as amended, and by the rules of any securities exchange or quotation system on which the trust units are listed or admitted to trading, and will also cause the trust to comply with all of the provisions of the Sarbanes-Oxley Act, including but not limited to, establishing, evaluating and maintaining a system of internal controls over financial reporting in compliance with the requirements of Section 404 thereof.

Each trust unitholder and his representatives may examine, for any proper purpose, during reasonable business hours, the records of the trust and the trustee.

Liability of Trust Unitholders

Under the Delaware Statutory Trust Act, trust unitholders are entitled to the same limitation of personal liability extended to stockholders of private corporations for profit under the General Corporation Law of the State of Delaware. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.

Voting Rights of Trust Unitholders

The trustee or trust unitholders owning at least 10% of the outstanding trust units may call meetings of trust unitholders. The trust is responsible for all costs associated with calling a meeting of trust unitholders unless such meeting is called by the trust unitholders, in which case the trust unitholders are responsible for all costs associated with calling such meeting of trust unitholders. Meetings must be held in such location as is designated by the trustee in the notice of such meeting. The trustee must send written notice of the time and place of the meeting and the matters to be acted upon to all of the trust unitholders at least 20 days and not more than 60 days before the meeting. Trust unitholders representing a majority of trust units outstanding must be present or represented to have a quorum. Each trust unitholder is entitled to one vote for each trust unit owned.

Unless otherwise required by the trust agreement, a matter may be approved or disapproved by the vote of a majority of the trust units held by the trust unitholders at a meeting where there is a quorum. This is true even if a majority of the total trust units did not approve it. The affirmative vote of the holders of a majority of the outstanding trust units is required to:

•      dissolve the trust;

•      remove the trustee or the Delaware trustee;

•      amend the trust agreement (except with respect to certain matters that do not adversely affect the rights of trust unitholders in any material respect);

•      merge or consolidate the trust with or into another entity; or

•      approve the sale of all or any material part of the assets of the trust.

In addition, certain amendments to the trust agreement may be made by the trustee without approval of the trust unitholders. The trustee must consent before all or any part of the trust assets can be sold except in connection with the dissolution of the trust or limited sales directed by MV Partners in conjunction with its sale of underlying properties.

Duration of the Trust; Sale of the Net Profits Interest

The trust will remain in existence until the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest). The trust will dissolve prior to its termination if:

•      the trust sells the net profits interest;

•      annual gross proceeds attributable to the net profits interest are less than $1 million for each of two consecutive years;

•      the holders of a majority of the outstanding trust units vote in favor of dissolution; or

•      judicial dissolution of the trust.

The trustee would then sell all of the trust's assets, either by private sale or public auction, and distribute the net proceeds of the sale to the trust unitholders.

Computation of Net Proceeds

The provisions of the conveyance governing the computation of the net proceeds are detailed and extensive. The following information summarizes the material information contained in the conveyance related to the computation of the net proceeds. For more detailed provisions concerning the net profits interest, you should read the conveyance, which is referenced as an exhibit to this Form 10-K.

Net Profits Interest

The term net profits interest was conveyed to the trust by MV Partners on January 24, 2007 by means of a conveyance instrument that has been recorded in the appropriate real property records in each county in Kansas and Colorado where the oil and natural gas properties to which the underlying properties relate are located. The net profits interest burdens the net interests owned by MV Partners in the properties comprising the underlying properties in existence as of January 24, 2007.

The amounts paid to the trust for the net profits interest are based on the definitions of “gross proceeds” and “net proceeds” contained in the conveyance and described below. Under the conveyance, net proceeds are computed quarterly, and 80% of the aggregate net proceeds attributable to a computation period will be paid to the trust on or before the 25th day of the month following the computation period. MV Partners will not pay to the trust any interest on the net proceeds held by MV Partners prior to payment to the trust. The trustee will make distributions to trust unitholders quarterly. See “—Description of the Trust Units—Distributions and Income Computations.”

“Gross proceeds” means:

•       the aggregate amount received by MV Partners from sales of oil, natural gas and natural gas liquids produced from the underlying properties (other than amounts received for certain future non-consent operations), less

•       the aggregate amounts paid by MV Partners upon settlement of the hedge contracts on a quarterly basis, as specified in the hedge contracts.

Gross proceeds does not include consideration for the transfer or sale of any underlying property by MV Partners or any subsequent owner to any new owner unless the net profits interest is released (as is permitted in certain circumstances). Gross proceeds also does not include any amount for oil, natural gas or natural gas liquids lost in production or marketing or used by the owner of the underlying properties in drilling, production and plant operations. Gross proceeds includes payments for future production if they are not subject to repayment in the event of insufficient subsequent production.

“Net proceeds” means gross proceeds less the following:

•       all payments to mineral or landowners, such as royalties or other burdens against production, delay rentals, shut-in oil and natural gas payments, minimum royalty or other payments for drilling or deferring drilling;

•       any taxes paid by the owner of an underlying property to the extent not deducted in calculating gross proceeds, including estimated and accrued general property (ad valorem), production, severance, sales, gathering, excise and other taxes;

•       any extraordinary taxes or windfall profits taxes that may be assessed in the future that are based on profits realized or prices received for production from the underlying properties;

•       costs paid by an owner of a property comprising the underlying properties under any joint operating agreement;

•       all other costs and expenses, capital costs and liabilities of exploring for, drilling, recompleting, workovers, operating and producing oil, natural gas and natural gas liquids, including allocated expenses such as labor, vehicle and travel costs and materials and any plugging and abandonment liabilities (net of any capital costs for which a reserve had already been made to the extent such capital costs are incurred during the computation period) other than costs and expenses for certain future non-consent operations;

•       costs or charges associated with gathering, treating and processing oil, natural gas and natural gas liquids;

•       any overhead charge incurred pursuant to any operating agreement relating to an underlying property, including the overhead fee payable by MV Partners to Vess Oil and Murfin Drilling as described below;

•       costs paid to counterparties under the hedge contracts or to the persons that provide credit to maintain any hedge contracts, excluding any hedge settlement amounts;

•       amounts previously included in gross proceeds but subsequently paid as a refund, interest or penalty;

•       costs and expenses for renewals or extensions of leases; and

•       at the option of MV Partners (or any subsequent owner of the underlying properties), amounts reserved for approved capital expenditure projects, including well drilling, recompletion and workover costs, which amounts will at no time exceed $1.0 million in the aggregate, and will be subject to the limitations described below.

During each twelve-month period beginning on the later to occur of (1) June 30, 2023 and (2) the time when 13.2 MMBoe have been produced from the underlying properties and sold (which is the equivalent of 10.6 MMBoe in respect of the net profits interest) (in either case, the “Capital Expenditure Limitation Date”), the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for such twelve-month period may not exceed the Average Annual Capital Expenditure Amount. The “Average Annual Capital Expenditure Amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three twelve-month periods ending on the Capital Expenditure Limitation Date, divided by (y) three. Commencing on the Capital Expenditure Limitation Date, and each anniversary of the Capital Expenditure Limitation Date thereafter, the Average Annual Capital Expenditure Amount will be increased by 2.5% to account for expected increased costs due to inflation.

As is customary in the oil and natural gas industry, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $2.2 million in 2006 for all of the properties comprising the underlying properties for which MV Partners was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

In the event that the net proceeds for any computation period is a negative amount, the trust will receive no payment for that period, and any such negative amount plus accrued interest will be deducted from gross proceeds in the following computation period for purposes of determining the net proceeds for that following computation period.

Gross proceeds and net proceeds are calculated on a cash basis, except that certain costs, primarily ad valorem taxes and expenditures of a material amount, may be determined on an accrual basis.

Hedge Contracts

MV Partners has entered into certain hedge contracts and derivative arrangements related to the oil production from the underlying properties for the years 2007 through 2010. For the years 2007 and 2008,

MV Partners has entered into swap contracts and costless collars at prices ranging from $56 to $68 per barrel of oil that hedge approximately 83% to 85% of expected production from the underlying properties that are classified as proved developed producing in the reserve report. For the years 2009 and 2010, MV Partners has entered into swap contracts at prices ranging from $63 to $71 per barrel of oil that hedge approximately 80% of expected production from the underlying properties that are classified as proved developed producing in the reserve report. MV Partners has assigned to the trust the right to receive 80% of all payments payable to MV Partners from hedge contract counterparties upon monthly settlements of the hedge contracts. From January 1, 2007 through December 31, 2010, MV Partners’ crude oil price risk management positions in swap contracts and collar arrangements are as follows:

	Fixed Price Swaps		Collars
		Weighted		Weighted Average Price (Per Bbl)
Year Ended December 31,	Volumes (Bbls)	Average Price (Per Bbl)	Volumes (Bbls)	Floor	Ceiling
2007	687,000	62.52	120,000	$61.00	$68.00
2008	779,000	58.79	—	—	—
2009	678,000	66.24	—	—	—
2010	637,800	65.03	—	—	—

Additional Provisions

If a controversy arises as to the sales price of any production, then for purposes of determining gross proceeds:

•       amounts withheld or placed in escrow by a purchaser are not considered to be received by the owner of the underlying property until actually collected;

•       amounts received by the owner of the underlying property and promptly deposited with a nonaffiliated escrow agent will not be considered to have been received until disbursed to it by the escrow agent; and

•       amounts received by the owner of the underlying property and not deposited with an escrow agent will be considered to have been received.

The trustee is not obligated to return any cash received from the net profits interest. Any overpayments made to the trust by MV Partners due to adjustments to prior calculations of net proceeds or otherwise will reduce future amounts payable to the trust until MV Partners recovers the overpayments plus interest at the prime rate.

The conveyance generally permits MV Partners to transfer without the consent or approval of the trust unitholders all or any part of its interest in the underlying properties, subject to the net profits interest. The trust unitholders are not entitled to any proceeds of a sale or transfer of MV Partners’ interest unless the trust is required to sell the net profits interest as to such interest. Following a sale or transfer, the underlying properties will continue to be subject to the net profits interest, and the net proceeds attributable to the transferred property will be calculated as part of the computation of net proceeds described in this Form 10-K.

In addition, MV Partners may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by MV Partners of the relevant underlying properties and are conditioned upon the trust receiving an amount equal to the fair value to the trust of such net profits interest. Any net sales proceeds paid to the trust are distributable to trust unitholders for the quarter in which they are received.

As the designated operator of a property comprising the underlying properties, MV Partners may enter into farm-out, operating, participation and other similar agreements to develop the property. MV Partners may enter into any of these agreements without the consent or approval of the trustee or any trust unitholder.

MV Partners and any transferee of an underlying property will have the right to abandon any well or property if it reasonably believes the well or property ceases to produce or is not capable of producing in commercially paying quantities. In making such decisions, MV Partners or any transferee of an underlying property is required under the applicable conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. Upon termination of the lease, the portion of the net profits interest relating to the abandoned property will be extinguished.

MV Partners must maintain books and records sufficient to determine the amounts payable for the net profits interest to the trust. Quarterly and annually, MV Partners must deliver to the trustee a statement of the computation of the net proceeds for each computation period. The trustee has the right to inspect and copy the books and records maintained by MV Partners during normal business hours and upon reasonable notice.

Federal Income Tax Matters

Tax counsel to the trust advised the trust at the time of formation that, for federal income tax purposes, in its opinion the trust will be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS with respect to the federal income tax treatment of the trust, including as to the status of the trust as a grantor trust for such purposes. Thus, no assurance can be provided that the tax treatment of the trust would be sustained by a court if contested by the IRS or another tax authority. As a grantor trust, the trust will not be subject to federal income tax at the trust level. Rather, each trust unitholder will be considered for federal income tax purposes to own its proportionate share of the trust’s assets directly as though no trust were in existence. Thus, each trust unitholder will be subject to tax on its proportionate share of the income and gain attributable to the assets of the trust and will be entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the trust, subject to applicable limitations, in accordance with the trust unitholder’s tax method of accounting and without regard to the taxable year or accounting method employed by the trust.

On the basis of that advice, the trust will file annual information returns reporting to the trust unitholders all items of income, gain, loss, deduction and credit. The trust will allocate items of income, gain, loss, deductions and credits to trust unitholders based on record ownership at each quarterly record date. It is possible that the IRS or another tax authority could disagree with this allocation method and could assert that income and deductions of the trust should be determined and allocated on a daily, prorated or other basis, which could require adjustments to the tax returns of the trust unitholders affected by the issue and result in an increase in the administrative expense of the trust in subsequent periods.

Tax counsel to the trust also advised the trust at the time of formation that, for federal income tax purposes, based upon representations made by MV Partners regarding the expected economic life of the underlying properties and the expected duration of the net profits interest, in its opinion the net profits interest should be treated as a “production payment” under Section 636 of the Internal Revenue Code of 1986, as amended, or otherwise as a debt instrument. On the basis of that advice, the trust will treat the net profits interest as indebtedness subject to tax regulations applicable to contingent payment debt instruments, and by purchasing trust units, a trust unitholder will agree to be bound by the trust’s application of those regulations, including the trust’s determination of the rate at which interest will be deemed to accrue on the net profits interest. A trust unitholder may obtain the projected payment schedule for the net profits interest by submitting a request for such information to MV Partners at 250 N. Water, Suite 300, Wichita, Kansas 67202, Attention: President. No assurance can be given that the IRS or another taxing authority will not assert that the net profits interest should be treated differently. Any such different treatment could affect the timing and character of income, gain or loss in respect of an investment in trust units and could require a trust unitholder to accrue income at a rate different than that determined by the trust.

Tax counsel to the trust advised the trust at the time of formation that, for federal income tax purposes, in its opinion the net profits interest should not be integrated with the hedge contracts. Although not definitively addressed by existing authorities, the federal income tax treatment of the net profits interest could be adversely affected by the right to receive payments under the hedge contracts. Specifically, the right to receive payments on the hedge contracts could be integrated with the net profits interest and deemed to be a source other than production for repayment of the net profits interest, which characterization could adversely affect the treatment of the net profits interest as a production payment, and thus a debt instrument, for federal income tax purposes.

Description of the Underlying Properties

The underlying properties consist of MV Partners’ net interests in all of its oil and natural gas properties as of January 24, 2007, which properties are located in the Mid-Continent region in the States of Kansas and Colorado. Affiliates of MV Partners are currently the operators or contract operators of substantially all of the properties comprising the underlying properties.

MV Partners’ interests in the properties comprising the underlying properties require MV Partners to bear its proportionate share, along with the other working interest owners, of the costs of development and operation of such properties. The properties comprising the underlying properties are burdened by non-working interests owned by third parties, consisting primarily of royalty interests retained by the owners of the land subject to the working interests. These landowners’ royalty interests typically entitle the landowner to receive 12.5% of the revenue derived from oil and natural gas production resulting from wells drilled on the landowner’s land, without any deduction for drilling costs or other costs related to production of oil and natural gas. A working interest percentage represents a working interest owner’s proportionate ownership interest in a property in relation to all other working interest owners in that property, whereas a net revenue interest percentage is a working interest owner’s percentage of production after reducing such percentage by the percentage of burdens on such production such as royalties and overriding royalties.

Based on the reserve report, the net profits interest would entitle the trust to receive net proceeds from the sale of production of not less than 11.5 MMBoe of proved reserves attributable to the underlying properties expected to be produced during the term of the net profits interest, calculated as 80% of the proved reserves attributable to the underlying properties expected to be produced during the term of the net profits interest. The reserves attributable to the underlying properties include all reserves expected to be economically produced during the life of the properties, whereas the trust is entitled to only receive 80% of the net proceeds from the sale of production of oil, natural gas and natural gas liquids attributable to the underlying properties during the term of the net profits interest.

The Mid-Continent region is a mature producing region with well-known geologic characteristics. Most of the production from the underlying properties consists of desirable crude oil of a quality level between sweet and sour with 33 to 34 gravity averages. Most of the producing wells to which the underlying properties relate are relatively shallow, ranging from 600 to 4,500 feet, and many are completed to multiple producing zones. In general, the producing wells to which the underlying properties relate have stable production profiles and their production is generally long-lived, often with total projected economic lives in excess of 50 years.

Reserves

Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, estimated oil, natural gas and natural gas liquid reserves attributable to the underlying properties as of December 31, 2006. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates.

The discounted estimated future net revenues presented below were prepared using assumptions required by the SEC. Except to the extent otherwise described below, these assumptions include the use of prices for oil, natural gas and natural gas liquids as of December 31, 2006, of $56.81 per Bbl of oil, $4.74 per Mcf of natural gas and $43.85 per Bbl of natural gas liquids, net of pricing differentials, as well as costs for estimated future development and production expenditures to produce the proved reserves as of December 31, 2006. Because oil, natural gas and natural gas liquid prices are influenced by many factors, use of prices as of December 31, 2006, as required by the SEC, may not be the most accurate basis for estimating future revenues of reserve data. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal or state income taxes with respect to the future net cash flows attributable to the underlying properties because future net revenues are not subject to taxation at the MV Partners or trust level.

Proved Reserves of Underlying Properties.   The following table sets forth, as of December 31, 2006, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the underlying properties derived from the reserve report. A summary of the reserve report is included below under “—Summary Reserve Report.”

	Underlying Properties(1)	80% of Underlying Properties(2)
	(in thousands, except Bbl, Mcf and Boe amounts)
Proved Reserves:
Oil (MBbls)	17,789	11,213
Natural gas (MMcf)	1,283	929
Natural gas liquids (MBbls)	103	70
Oil equivalents (MBoe)	18,070	11,413
Future net revenues	$554,320	$389,546
Discounted estimated future net revenues(3)	$275,108	$215,384
Standardized measure(4)	$275,108	$215,384

(1)          Reserve volumes and estimated future net revenues for underlying properties reflect volumes and revenues attributable to MV Partners’ net interests in the properties comprising the underlying properties.

(2)          Reflects 80% of proved reserves attributable to the underlying properties expected to be produced within the term of the net profits interest based on the reserve report.

(3)   The present value of future net revenues for the underlying properties was determined using a discount rate of 10% per annum.

(4)          As of December 31, 2006, MV Partners was structured as a limited liability company that was taxed as a partnership for federal income tax purposes. Accordingly, no provision for federal or state income taxes has been provided because taxable income was passed through to the members of MV Partners. Therefore, the standardized measure of the underlying properties is equal to the PV-10, which totaled $275.1 million as of December 31, 2006.

Information concerning historical changes in net proved reserves attributable to the underlying properties, and the calculation of the standardized measure of discounted future net revenues related thereto, is contained in Note C to the statements of revenue and direct operating expenses for the underlying properties included in this Form 10-K. MV Partners has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

The following table summarizes the changes in estimated proved reserves of the underlying properties for the periods indicated.

	Underlying Properties
	Oil (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Oil Equivalents (MBoe)
Balance, January 1, 2004	15,596	1,526	114	15,924
Revisions, extensions, discoveries and additions	1,447	(283)	(1)	1,399
Production	(1,127)	(104)	(5)	(1,147)
Balance, December 31, 2004	15,915	1,139	108	16,176
Revisions, extensions, discoveries and additions(1)	3,049	309	5	3,104
Production	(1,058)	(89)	(5)	(1,076)
Balance, December 31, 2005	17,906	1,359	109	18,203
Revisions, extensions, discoveries and additions	907	25	—	911
Production	(1,024)	(101)	(6)	(1,045)
Balance, December 31, 2006	17,789	1,283	103	18,070
Proved Developed Reserves:
Balance, December 31, 2003	14,913	1,349	114	15,212
Balance, December 31, 2004	15,317	1,139	108	15,577
Balance, December 31, 2005	15,888	1,063	109	16,136
Balance, December 31, 2006	15,828	1,283	103	16,109

(1)          Reserve revisions in 2005 reflect the increase in crude oil prices during the year which has lengthened the economic life of the underlying properties and thereby increased recoverable reserves. In addition, in 2005 MV Partners expanded the scope of its maintenance and development project scheduling from a forward range of 24 to 36 months to 60 months, which also increased recoverable reserves. This expanded scope reflects management’s budgeted project activity over the 60 month period commencing January 1, 2006. The expanded scope accommodates additional infield drilling, recompletion and workover projects in the El Dorado Area in addition to 14 Bemis infield drilling locations that have been further refined by recent 3-D seismic activity.

Producing Acreage and Well Counts

For the following data, “gross” refers to the total wells or acres in which MV Partners owns a working interest and “net” refers to gross wells or acres multiplied by the percentage working interest owned by MV Partners. Although many of MV Partners’ wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production.

The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and eastern Colorado. The following is a summary of the approximate acreage of the underlying properties at December 31, 2006. Undeveloped acreage is not significant.

	Gross	Net
	(acres)
El Dorado Area	15,405	15,393
Northwest Kansas Area	11,885	11,840
Other	20,350	16,649
Total	47,640	43,882

The following is a summary of the producing wells on the underlying properties as of December 31, 2006:

	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	918	902	72	10	990	912
Natural gas	5	4	1	—	6	4
Total	923	906	73	10	996	916

The following is a summary of the number of developmental wells drilled by MV Partners on the underlying properties during the last three years. MV Partners did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2004		2005		2006
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	8	8	6	6	10	10
Natural gas wells	—	—	—	—	—	—
Non-productive	1	1	1	0.9	—	—
Total	9	9	7	6.9	10	10

During the year ended December 31, 2006, MV Partners drilled, completed and commenced production with respect to 10 wells on the underlying properties. MV Partners commenced drilling on one additional well in the El Dorado Area near the end of 2006 and has commenced completion operations. MV Partners also drilled two additional Bemis Field wells which were completed in the first quarter of 2007.

The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Sales volumes for natural gas liquids during the periods presented were not significant. Average prices do not include the effect of hedge and other derivative activity.

	Year Ended December 31,
	2004	2005	2006
Sales prices:
Oil (per Bbl)	$39.37	$54.21	$62.65
Natural gas (per Mcf)	$5.51	$6.83	$5.63
Lease operating expense (per Boe)	$9.09	$10.51	$11.17
Lease maintenance (per Boe)	$1.27	$1.78	$2.07
Lease overhead (per Boe)	$1.76	$1.92	$2.13
Production and property taxes (per Boe)	$1.21	$1.74	$3.31

Major Producing Areas

Approximately 62% of the net acres included in the underlying properties are located in the El Dorado Area, which is located in southeastern Kansas, and in the Northwest Kansas Area. The properties comprising the underlying properties are all located in mature fields that are characterized by long production histories. The properties provide continual workover and developmental opportunities which MV Partners has pursued to reduce the natural decline in production from the underlying properties.

El Dorado Area

The properties comprising the underlying properties located in the El Dorado Area are operated on behalf of MV Partners by Vess Oil and are located in the El Dorado, Augusta and the Valley Center

Fields. Vess Oil has actively pursued infill drilling, well re-entries, plugback and deepening recompletion operations, various types of restimulation work and equipment optimization programs to reduce the natural decline in production from these fields.

El Dorado Field.   The El Dorado Field is located atop the Nemaha Ridge in Central Butler County, Kansas and was first discovered in 1915. Up to 15 horizons have been reported to contain hydrocarbons, ranging from the Admire Sands, at a depth of 650 feet, to the Arbuckle Dolomite, at a depth of 2,500 feet. The primary producing intervals are the Admire, Lansing-Kansas City, Viola, Simpson and Arbuckle. Cumulative production of all producers from the El Dorado Field has exceeded 300 MMBbls of oil with production peaking between 1916 and 1918 at 116,000 Bbls per day in 1918.

Augusta Field.   The Augusta Field is on a trend similar to the nearby El Dorado Field and strikes northeast parallel to the Nemaha Ridge. The field was first discovered in 1914 and covers approximately 10 square miles of Butler County, Kansas. The primary producing interval has been the Arbuckle with additional production coming from the Simpson and Lansing-Kansas City intervals. Cumulative production of all producers from the Augusta Field has exceeded 48 MMBbls of oil. The Augusta Field is largely an extension of the El Dorado Field and has very similar geological characteristics.

MV Partners has provided the following information to the trustee. Vess Oil has maintained constant activity in these fields to increase production. Vess Oil plans to drill 20 infill developmental wells in the Arbuckle, Lansing-Kansas City and Simpson intervals and 12 infill developmental wells in the Whitecloud interval in the El Dorado area during the next five years. Vess Oil also plans to maintain its 11 well annual recompletion and workover program over the next five years. Vess Oil recently received approval from the Kansas Corporation Commission for water injection into the Whitecloud formation and has commenced a waterflood program to enhance production from this reservoir. Vess Oil has completed two active injection wells and plans to convert additional wells as the infill developmental drilling program proceeds. Vess Oil has extended the Admire production facilities in the Oil Hill area, which has enabled reactivation of 3 wells and 2 recompletions.

Valley Center Field.   The Valley Center Field was first discovered in 1928 and covers approximately 60 square miles of Sedgwick County, Kansas. Production is primarily from the Viola interval, which is located at an average depth of 2,500 feet. Cumulative production of all producers from the Valley Center Field has exceeded 25 MMBbls of oil. The Valley Center Field has similar geological characteristics as the El Dorado Field.

Northwest Kansas Area

Each of Vess Oil and Murfin Drilling operate leases on behalf of MV Partners included in the properties comprising the underlying properties that are located in the Northwest Kansas Area. The primary fields in this area are the Bemis-Shutts, Trapp, Ray and Hansen Fields. Vess Oil and Murfin Drilling have actively pursued polymer treatments, stimulation workovers and recompletion operations to reduce the natural decline in production from these fields.

Bemis-Shutts Field.   The Bemis-Shutts Field is located on the Fairport Anticline within the Central Kansas Uplift and was first discovered in 1928. The field consists of 17,080 acres in northeastern Ellis and southeastern Rooks Counties, Kansas. Production has been from multiple pay zones with the primary formation being the Arbuckle interval at a depth of 3,300 feet and the Lansing-Kansas City interval at a depth of 2,800 feet. Cumulative production of all producers from the Bemis-Shutts Field has exceeded 248 MMBbls of oil.

Both Vess Oil and Murfin Drilling have pursued polymer treatment programs with success in the Bemis-Shutts Field and plan to continue these workovers. MV Partners recently conducted a 3-D seismic survey over a large portion of the field to further define the boundaries of the Arbuckle structure in the field and to evaluate undrilled infill locations. This data has been processed and over 14 potential infill drilling locations have been identified. Infill drilling started with two wells drilled in 2006 and was completed in the first quarter of 2007.

Trapp Field.   The Trapp Field consists of 35,900 acres in Russell and Barton Counties, Kansas and was first discovered in 1929. Production has primarily been from the Lansing-Kansas City and Shawnee limestones and the Arbuckle dolomite. Cumulative production of all producers from the Trapp Field has exceeded 239 MMBbls of oil.

Murfin Drilling operates the leases held by MV Partners in the Trapp Field. Murfin Drilling has informed the trustee that, over the next three years, Murfin Drilling plans to restimulate 12 producing wells and drill one development well in the field and recomplete three wells in other nearby zones.

Hansen and Ray Fields.   The Hansen Field is located along the crest of the Stuttgart-Huffstutor Anticline and was first discovered in 1943. Production from this field has primarily come from the Lansing-Kansas City limestone. Cumulative production of all producers from the Hansen Field has exceeded 9.2 MMBbls of oil.

The Ray Field is located on the eastern flank of the Central Kansas Uplift and was first discovered in 1940. Production has primarily been from the Arbuckle dolomite and the Gorham sands with additional production from the Lansing-Kansas City interval along the eastern flank of the field. Cumulative production of all producers from the Ray Field has exceeded 18 MMBbls of oil.

The Hansen and Ray Fields consist of over 7,000 acres in Philips and Norton Counties, Kansas. Murfin Drilling operates the leases held by MV Partners in the Hansen and Ray Fields. Murfin Drilling has informed the trustee that, during the next three years, Murfin Drilling plans to reactivate one producer well and drill one development well.

Summary Reserve Report

PETROLEUM CONSULTANTS

AUSTIN OFFICE:	MAIN OFFICE:	HOUSTON OFFICE:
9601 AMBERGLEN BLVD., SUITE 117	306 WEST 7TH STREET, SUITE 302	1000 LOUISIANA, SUITE 625
AUSTIN, TEXAS 78729	FORT WORTH, TEXAS 76102-4987	HOUSTON, TEXAS 77002-5008
(512) 249-7000	(817) 336-2461	(713) 651-9944
FAX (512) 233-2618	FAX (817) 877-3728	FAX (713) 651-9980

March 13, 2007

Bank of New York Trust Company, N.A.
    as Trustee of MV Oil Trust
Attn: Mike Ulrich
919 Congress Avenue
Austin, Texas 78701

Re:	Evaluation Summary	Pursuant to the Guidelines of the
	MV Oil Trust Net Profits Interests	Securities and Exchange Commission for
	Total Proved Reserves	Reporting Corporate Reserves and
	Certain Oil and Gas Assets – KS & CO	Future Net Revenue
As of December 31, 2006

Gentlemen:

As requested, we are submitting our estimates of total proved reserves and forecasts of economics attributable to MV Oil Trust (“Trust”) term net profits interests in all oil and gas properties owned by MV Partners, LLC (“Company”). This report includes results for the SEC price scenario, and a composite summary of the proved reserves and economics is presented below.

		Proved	Proved
		Developed	Developed	Proved	Total
		Producing	Non-Producing	Undeveloped	Proved
Net Reserves
Oil	- MBBL	11,678.8	265.4	1,900.3	13,844.5
Gas	- MMCF	1,004.6	149.1	0.0	1,153.7
NGL	- MBBL	87.3	0.0	0.0	87.3
Revenue
Oil	- M$	663,471.4	15,075.6	107,957.7	786,504.8
Gas	- M$	4,762.6	710.9	0.0	5,473.5
NGL	- M$	3,826.6	0.0	0.0	3,826.6
Severance Taxes	- M$	4,059.8	557.5	4,689.3	9,306.6
Ad Valorem Taxes	- M$	20,047.0	466.5	3,238.7	23,752.3
Operating Expenses	- M$	190,120.6	3,267.2	16,209.4	209,597.1
Workover Expenses	- M$	15,311.8	0.0	0.0	15,311.8
COPAS	- M$	36,696.8	265.3	1,992.1	38,954.2
Investments	- M$	0.0	1,205.6	15,124.7	16,330.3
80% NPI Net Operating Income (BFIT)	- M$	324,659.8	8,019.5	53,362.8	386,042.1
80% NPI Disc. @ 10%	- M$	181,207.1	4,442.4	29,200.6	214,850.1

The discounted cash flow value shown above should not be construed to represent an estimate of the fair market value by Cawley, Gillespie & Associates, Inc.

Net Profits Calculations

The net profits interests entitle the Trust to receive 80% of the net proceeds attributable to the Company interest from the sale of production from the underlying properties. The net profits interests will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 million barrels of oil equivalent (“MMBOE”) have been produced from the underlying properties and sold, and the trust will soon thereafter wind up its affairs and terminate. For this report, it was estimated that the Trust would terminate June 30, 2026 based on the calculation that 14.4 MMBOE would have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBOE in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) prior to this date. The cash flow tables in this report reflect this termination date.

Future Net Cash Flows and 10% Discounted Cash Flows were estimated by simply multiplying the Company cash flows by 80% to determine net proceeds. Only the values shown in the table above as “80% NPI Net Operating Income (BFIT)” and “80% NPI Disc @ 10%” represent the Trust share. All other values shown in the table above represent the Company share through  June 30, 2025.

Hydrocarbon Pricing

As requested, oil and gas prices were adjusted to the NYMEX December 29th, 2006 closing WTI Cushing oil price of $61.06 per BBL and Henry Hub natural gas price of $5.475 per MMBTU. Prices were not escalated in accordance with Securities and Exchange Commission (“SEC”) guidelines.

Oil price differentials were forecast at -$4.25 per BBL for all properties and were not escalated. Gas and NGL price differentials were forecast on a per property basis as provided by the Company and were also not escalated. Gas price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (BTU content) applied on a per-property basis.

Expenses and Taxes

Lease operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by the Company. Workover expenses were forecast at $86.00 per month per net well for all producing properties. Expenses and investments were held constant in accordance with SEC guidelines.

Severance tax rates were applied at normal state percentages of oil and gas revenue, except for those Kansas producing properties that are severance tax exempt. Ad valorem taxes of 3.0% of total revenue were applied to each property as provided by the Company. Oil and gas conservation tax rates were applied to all Kansas properties at rates of $0.0547 per BBL and $0.00913 per MCF, respectively.

Miscellaneous

An on-site field inspection of the properties has not been performed nor has the mechanical operation or condition of the wells and their related facilities been examined, nor have the wells been tested by Cawley, Gillespie & Associates, Inc. Possible environmental liability related to the properties has not been investigated nor considered. The cost of plugging and the salvage value of equipment at abandonment have not been included except as noted above.

The proved reserve classifications used herein conform to the criteria of the Securities and Exchange Commission. The reserves and economics are predicated on regulatory agency classifications, rules, policies, laws, taxes and royalties in effect on the effective date, except as noted herein. The possible effects of changes in legislation or other Federal or State restrictive actions have not been considered. All reserve estimates represent our best judgment based on data available at the time of preparation, and assumptions as to future economic and regulatory conditions. It should be realized that the reserves actually recovered, the revenue derived therefrom and the actual cost incurred could be more or less than the estimated amounts.

The reserve estimates and forecasts were based upon interpretations of factual data furnished by the Company. Production data, ownership information, price differentials, expense data and tax details were furnished by the Company, and were accepted as furnished. To some extent, information from public records was used to check and/or supplement these data. The basic engineering and geological data were utilized subject to third party reservations and qualifications. Nothing has come to our attention, however, that would cause us to believe that we are not justified in relying on such data.

This report was prepared for the exclusive use of MV Partners, LLC and MV Oil Trust.  Third parties should not rely on it without the written consent of the above and Cawley, Gillespie & Associates, Inc.  We are independent registered professional engineers and geologists.  We do not own an interest in the properties, MV Partners, LLC or MV Oil Trust and are not employed on a contingent basis.  Our work papers and related data are available for inspection and review by authorized, interested parties.

Yours very truly,

W. Todd Brooker, P.E.
Vice President
CAWLEY, GILLESPIE & ASSOCIATES, INC.

Marketing and Post-Production Services

Pursuant to the terms of the conveyance that created the net profits interest, MV Partners has the responsibility to market, or cause to be marketed, the oil, natural gas and natural gas liquid production attributable to the underlying properties. The terms of the conveyance that created the net profits interest do not permit MV Partners to charge any marketing fee when determining the net proceeds upon which the net profits interest are calculated. As a result, the net proceeds to the trust from the sales of oil, natural gas and natural gas liquid production from the underlying properties are determined based on the same price that MV Partners receives for oil, natural gas and natural gas liquid production attributable to MV Partners’ remaining interest in the underlying properties.

MV Partners currently sells all of its oil production to third-party crude oil purchasers, including to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas, at market prices. A substantial portion of the crude oil produced from the underlying properties is sold to Eaglwing, L.P. and SemCrude, L.P. The members of MV Energy, LLC and certain members of MV Partners’ other member, VAP-I, LLC, including each of Messrs. Vess and Murfin, own minority interests in Eaglwing and SemCrude. Each of these purchasers buys crude oil from MV Partners at market prices, and MV Partners does not have a contract with either purchaser for the sale of crude oil production. MV Partners does not believe that the loss of either of these parties as a purchaser of crude oil production from the underlying properties would have a material impact on the business or operations of MV Partners or the underlying properties.

Oil production is typically transported by truck from the field to the closest gathering facility or refinery. MV Partners sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by MV Partners for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery that is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the year ended December 31, 2006 was $3.57 per barrel, though MV Partners expects that differential to increase in the future.

All natural gas produced by MV Partners is marketed and sold to third- party purchasers. The natural gas is sold on a contract basis and, in all but one case, the contracts are in their secondary terms and are on a month-to-month basis. In all cases, the contract price is based on a percentage of a published regional index price, after adjustments for Btu content, transportation and related charges.

Sale and Abandonment of Underlying Properties

MV Partners and any transferee of any of the underlying properties will have the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between MV Partners and the trust in determining whether a well is capable of producing in commercially paying quantities, MV Partners is required under the conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. For the years ended December 31, 2004, 2005 and 2006, MV Partners plugged and abandoned 12, 17 and 14 wells, respectively, based on its determination that such wells were no longer economic to operate.

MV Partners generally may sell all or a portion of its interests in the underlying properties, subject to and burdened by the net profits interest, without the consent of the trust unitholders. In addition, MV Partners may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by MV Partners of the relevant underlying properties and are conditioned upon the trust receiving an amount equal to the fair value to the trust of such net profits interest. Any net sales proceeds paid to the trust are distributable to trust unitholders for the quarter in which they are received.

Title to Properties

The properties comprising the underlying properties are subject to certain burdens that are described in more detail below. To the extent that these burdens and obligations affect MV Partners' rights to production and the value of production from the underlying properties, they have been taken into account in calculating the trust's interests and in estimating the size and the value of the reserves attributable to the underlying properties.

MV Partners' interests in the oil and natural gas properties comprising the underlying properties are typically subject, in one degree or another, to one or more of the following:

•      royalties, overriding royalties and other burdens, express and implied, under oil and natural gas leases;

•      overriding royalties, production payments and similar interests and other burdens created by MV Partners or its predecessors in title;

•      a variety of contractual obligations arising under operating agreements, farm-out agreements, production sales contracts and other agreements that may affect the underlying properties or their title;

•      liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements that are not yet delinquent or, if delinquent, are being contested in good faith by appropriate proceedings;

•      pooling, unitization and communitization agreements, declarations and orders;

•      easements, restrictions, rights-of-way and other matters that commonly affect property;

•      conventional rights of reassignment that obligate MV Partners to reassign all or part of a property to a third party if MV Partners intends to release or abandon such property; and

•      rights reserved to or vested in the appropriate governmental agency or authority to control or regulate the underlying properties and the net profits interest therein.

MV Partners has informed the trustee that MV Partners believes that the burdens and obligations affecting the properties comprising the underlying properties are conventional in the industry for similar properties. MV Partners also has informed the trustee that MV Partners believes that the existing burdens and obligations do not, in the aggregate, materially interfere with the use of the underlying properties and do not materially adversely affect the value of the net profits interest.

MV Partners acquired the underlying properties in two transactions, the first of which was in 1998 when it acquired a substantial portion of the underlying properties from a major oil and gas company and the second of which was in 1999 when it acquired the remaining portion of the underlying properties from a large independent oil and gas company. At the time of its acquisition of the underlying properties, MV Partners undertook a thorough title examination of the underlying properties.

MV Partners has recorded the conveyance of the net profits interest in Kansas in the real property records in each Kansas county where the properties are located. MV Partners has informed the trustee that MV Partners believes that the delivery and recording of the conveyance constituted fully conveyed and vested property interests in the trust under Kansas law. Although no assurance can be given, MV Partners has informed the trustee that MV Partners believes that, if, during the term of the trust, MV Partners becomes involved as a debtor in a bankruptcy proceeding, the conveyance of the net profits interest, as vested and recorded property interests, cannot be avoided by a bankruptcy trustee. If in such a proceeding a determination were made that the conveyance constitutes an executory contract and the net profits interest is not a fully conveyed property interest under the laws of Kansas, and if such contract were not to be assumed in a bankruptcy proceeding involving MV Partners, the trust would be treated as an unsecured creditor of MV Partners with respect to such net profits interest in the pending bankruptcy proceeding.

Oil and gas leases are real property interests under Colorado law. Net profits interests are non-operating, non-possessory interests carved out of the oil and gas leasehold estate, but Colorado courts have not directly determined whether a net profits interest is a real or a personal property interest. MV Partners believes that it is possible that the net profits interest may not be treated as a real property interest under the laws of Colorado. MV Partners has recorded the conveyance of the net profits interest in the real property records of Colorado in accordance with local recording acts. MV Partners has informed the trustee that MV Partners believes that, if, during the term of the trust, MV Partners becomes involved as a debtor in a bankruptcy proceeding, the net profits interest relating to the underlying properties located in Colorado should be treated as a fully conveyed personal property interest under the laws of Colorado. In such a proceeding, however, a determination could be made that the conveyance constitutes an executory contract and the net profits interest is not a fully conveyed personal property interest under the laws of Colorado, and if such contract were not to be assumed in a bankruptcy proceeding involving MV Partners, the trust would be treated as an unsecured creditor of MV Partners with respect to such net profits interest in the pending bankruptcy proceeding. Although no assurance can be given, MV Partners does not believe that the conveyance of the net profits interest relating to the underlying properties located in Colorado should be subject to rejection in a bankruptcy proceeding as an executory contract.

Competition and Markets

The oil and natural gas industry is highly competitive. MV Partners competes with major oil and natural gas companies and independent oil and natural gas companies for oil and natural gas, equipment, personnel and markets for the sale of oil and natural gas. Many of these competitors are financially stronger than MV Partners, but even financially troubled competitors can affect the market because of their need to sell oil and natural gas at any price to attempt to maintain cashflow. The trust is subject to the same competitive conditions as MV Partners and other companies in the oil and natural gas industry.

Oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of oil, natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas.

Future price fluctuations for oil, natural gas and natural gas liquids will directly impact trust distributions, estimates of reserves attributable to the trust’s interests and estimated and actual future net revenues to the trust. In view of the many uncertainties that affect the supply and demand for oil and natural gas, neither the trust nor MV Partners can make reliable predictions of future oil and natural gas supply and demand, future product prices or the effect of future product prices on the trust.

Environmental Matters and Regulation

General.   The operations of the properties comprising the underlying properties are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•       restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling and production activities;

•       limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•       require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and natural gas industry could have a significant impact on the operating costs of the properties comprising the underlying properties.

The following is a summary of the existing laws, rules and regulations to which the operations of the properties comprising the underlying properties are subject that are material to the operation of the underlying properties.

Waste Handling.   The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the trust unitholders.

Comprehensive Environmental Response, Compensation and Liability Act.   The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

The properties comprising the underlying properties may have been used for oil and natural gas exploration and production for many years. Although MV Partners believes that it has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, the properties comprising the underlying properties may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under MV Partners’ control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, MV Partners could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

Water Discharges.   The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

Air Emissions.   The Federal Clean Air Act, and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations.

OSHA and Other Laws and Regulation.   MV Partners is subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require that MV Partners organize and/or disclose information about hazardous materials used or produced in its operations. MV Partners believes that it is in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases, that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol, and Congress has not actively considered recent proposed legislation directed at reducing greenhouse gas emissions. However, there has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The oil and natural gas industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact the future operations of the properties comprising the underlying properties. The operations of the properties comprising the underlying properties are not adversely impacted by the current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of the properties.

MV Partners believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the properties comprising the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the trust unitholders. For instance, MV Partners did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2006. Additionally, MV Partners has informed the trust that MV Partners is not aware of any environmental issues or claims that will require material capital expenditures during 2007. However, there is no assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on the operations of the properties comprising the underlying properties and the cash distributions to the trust unitholders.

Item 1A.                Risk Factors

The amounts of the cash distributions by the trust are subject to fluctuation as a result of changes in oil, natural gas and natural gas liquid prices.

The reserves attributable to the underlying properties and the quarterly cash distributions of the trust are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids can fluctuate widely on a quarter-to-quarter basis in response to a variety of factors that are beyond the control of the trust and MV Partners. These factors include, among others:

•       political conditions or hostilities in oil and natural gas producing regions, including the Middle East and South America;

•       weather conditions or force majeure events;

•       levels of supply of and demand for oil, natural gas and natural gas liquids;

•       U.S. and worldwide economic conditions;

•       the price and availability of alternative fuels;

•       the proximity to, and capacity of, refineries and gathering and transportation facilities; and

•       energy conservation and environmental measures.

Moreover, government regulations, such as regulation of natural gas gathering and transportation and possible price controls, can affect commodity prices in the long term.

Recent oil prices have been high compared to historical prices. For example, the NYMEX crude oil spot prices per Bbl were $32.55, $43.46, $61.04 and $61.05 as of December 31, 2003, 2004, 2005 and 2006, respectively, and during 2006 ranged from a high of $77.03 to a low of $55.81.

MV Partners has entered into hedge contracts relating to a portion of the oil volumes expected to be produced from the underlying properties, and has assigned to the trust the right to receive 80% of the proceeds from these contracts. These hedge contracts, however, do not cover all of the oil volumes that are expected to be produced during the term of the trust. Furthermore, MV Partners has not entered into any hedge contracts relating to oil volumes expected to be produced after 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust. As a result, the amounts of the cash distributions may fluctuate significantly after 2010 as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the effects of any changes in commodity prices. In addition, the hedge contracts are subject to counterparty nonperformance and other risks. For a discussion of the hedge contracts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Hedge and Derivative Contracts.”

Lower prices of oil, natural gas and natural gas liquids will reduce the amount of the net proceeds to which the trust is entitled and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from wells on the underlying properties. In addition, the operator of the underlying properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because the underlying properties are mature, with many of them being in production since the early 1900’s, decreases in commodity prices could have a more significant effect on the economic viability of these properties as compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well-to-well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to trust unitholders to fluctuate, and a substantial decline in the price of oil, natural gas or natural gas liquids will reduce the amount of cash available for distribution to the trust unitholders.

Actual reserves and future net revenues may be less than current estimates of proved reserves, which could reduce cash distributions by the trust and the value of the trust units.

The value of the trust units and the amount of future cash distributions to the trust unitholders will depend upon, among other things, the accuracy of the production and reserves estimated to be attributable to the underlying properties and the net profits interest. Estimating production and reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the underlying properties will vary both positively and negatively from estimates and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating production and reserves. Those factors and assumptions include:

•       historical production from the area compared with production rates from other producing areas;

•       the assumed effect of governmental regulation; and

•       assumptions about future prices of oil, natural gas and natural gas liquids, production and development expenses, gathering and transportation costs, severance and excise taxes and capital expenditures.

Changes in these assumptions can materially increase or decrease production and reserve estimates.

The estimated reserves attributable to the net profits interest and the estimated future net revenues attributable to the net profits interest are based on estimates of reserve quantities and revenues for the underlying properties. See “Business—The Underlying Properties—Reserves” for a discussion of the method of allocating proved reserves to the underlying properties and the net profits interest. The quantities of reserves attributable to the underlying properties and the net profits interest may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids.

Risks associated with the production, gathering, transportation and sale of oil, natural gas and natural gas liquids could adversely affect cash distributions by the trust.

The revenues of the trust, the value of the trust units and the amount of cash distributions to the trust unitholders depend upon, among other things, oil, natural gas and natural gas liquid production and prices and the costs incurred by MV Partners to develop and exploit oil and natural gas reserves attributable to the underlying properties. Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, natural gas and natural gas liquids at any of the underlying properties will reduce trust distributions by reducing the amount of net proceeds available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any costs incurred by MV Partners in connection with any such accidents that are not insured against will have the effect of reducing the net proceeds available for distribution to the trust. In addition, curtailments or damage to pipelines used by MV Partners to transport oil, natural gas and natural gas liquid production to markets for sale could reduce the amount of net proceeds available for distribution. Any such curtailment or damage to the gathering systems used by MV Partners could also require MV Partners to find alternative means to transport the oil, natural gas and natural gas liquid production from the underlying properties, which alternative means could require MV Partners to incur additional costs that will have the effect of reducing net proceeds available for distribution.

The trust and the public trust unitholders have no voting or managerial rights with respect to MV Partners, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties.

Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners of oil and natural gas properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property.

MV Partners is currently designated as the operator of substantially all of the properties comprising the underlying properties. MV Partners has contracted with two of its affiliates, Vess Oil and Murfin Drilling, to operate these properties on its behalf. Neither the trustee nor the public trust unitholders has any contractual ability to influence or control the field operations of, sale of oil and natural gas from, or future development of, these properties. Also, the public trust unitholders have no voting rights with respect to MV Partners and, therefore, have no managerial, contractual or other ability to influence MV Partners’ or its affiliates’ activities as operator of the oil and natural gas properties to which substantially all the underlying properties relate.

Shortages of oil field equipment, services and qualified personnel available to MV Partners could reduce the amount of cash available for distribution.

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. As part of its development plan for the underlying properties, MV Partners expects to drill approximately 60 development wells and conduct recompletion and workover operations on existing wells included in the underlying properties over the five years ending December 31, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Planned Development and Workover Program” for a description of MV Partners’ development plans. Shortages of field personnel and equipment or price increases could significantly decrease the amount of cash available for distribution to the trust unitholders, or restrict the ability of MV Partners to drill the wells and conduct the operations which it currently has planned for the underlying properties.

MV Partners may transfer all or a portion of the underlying properties at any time, subject to specified limitations, and MV Partners may abandon individual wells or properties that it reasonably believes to be uneconomic. Under these circumstances, trust unitholders have no ability to prevent MV Partners from transferring the underlying properties to another operator, even if the trust unitholders do not believe that operator would operate the underlying properties in the same manner as MV Partners.

MV Partners may at any time transfer all or part of the underlying properties. Trust unitholders are not entitled to vote on any transfer of the underlying properties, and the trust will not receive any proceeds from any such transfer, except in the limited circumstances when the net profits interest is released in connection with such transfer, in which case the trust will receive an amount equal to the fair market value of the net profits interest released. See “Business—Description of the Underlying Properties—Sale and Abandonment of Underlying Properties.” Following any material sale or transfer of any of the underlying properties, such underlying properties will continue to be subject to the net profits interest of the trust, and the net proceeds attributable to the transferred property will be calculated as part of the computation of net proceeds described in this Form 10-K. MV Partners may delegate to the transferee responsibility for all of MV Partners’ obligations relating to the net profits interest on the portion of the underlying properties transferred.

MV Partners or any transferee of the underlying properties may abandon any well or property if it reasonably believes that the well or property can no longer produce oil or natural gas in commercially economic quantities. This could result in termination of the net profits interest relating to the abandoned well or property. In making such decisions, MV Partners and any such transferee will be required under the applicable conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property.

The reserves attributable to the underlying properties are depleting assets and production from those reserves will diminish over time. Furthermore, the trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production.

The net proceeds payable to the trust from the net profits interest are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties and proceeds, if any, received by MV Partners upon settlement of the hedge contracts. The reserves attributable to the underlying properties are depleting assets, which means that the reserves attributable to the underlying properties will decline over time. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. Based on the estimated production volumes in the reserve report, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average annual rate of approximately 3.5% over the next 20 years assuming no additional development drilling or other capital expenditures are made after 2010 on the underlying properties. The anticipated rate of decline is an estimate and actual decline rates may vary from those estimated. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest).

Future maintenance projects on the underlying properties beyond those which are currently estimated may affect the quantity of proved reserves that can be economically produced from the underlying properties. The timing and size of these projects will depend on, among other factors, the market prices of oil, natural gas and natural gas liquids. In addition, because MV Partners has agreed to limit the amount of capital expenditures that may be taken into account in calculating net proceeds attributable to the net profits interest during a specified period preceding the termination of the net profits interest, MV Partners may choose to delay certain capital projects that may otherwise benefit the trust unitholders until the termination of the net profits interest. If operators of the wells to which the underlying properties relate do not implement required maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by MV Partners or estimated in the reserve report.

The trust agreement provides that the trust’s business activities are limited to owning the net profits interest and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyance related to the net profits interest. As a result, the trust is not permitted to acquire other oil and natural gas properties or net profits interests to replace the depleting assets and production attributable to the net profits interest.

Because the net proceeds payable to the trust are derived from the sale of depleting assets, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital as opposed to a return on investment. Eventually, the net profits interest may cease to produce in commercial quantities and the trust may, therefore, cease to receive any distributions of net proceeds therefrom.

The amount of cash available for distribution by the trust will be reduced by the amount of any production and development costs, taxes, costs and payments made with respect to the hedge contracts, capital expenditures and post-production costs.

Production and development costs on the underlying properties are deducted in the calculation of the trust’s share of net proceeds. In addition, production and property taxes and any costs or payments associated with the hedge contracts, capital expenditures or post-production costs are deducted in the calculation of the trust’s share of net proceeds. Accordingly, higher or lower production and development expenses, taxes, capital expenditures and post-production costs will directly decrease or increase the amount received by the trust in respect of its net profits interest. For a summary of these costs for the last three years, see “Business—The Underlying Properties—Producing Acreage and Well Counts.” Historical costs may not be indicative of future costs.

If development and production costs of the underlying properties exceed the proceeds of production from the underlying properties, the trust will not receive net proceeds from those properties until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

The trustee may, under certain circumstances, sell the net profits interest and dissolve the trust prior to the expected termination of the trust. As a result, trust unitholders may not recover their investment.

The trustee must sell the net profits interest if the holders of a majority of the trust units approve the sale or vote to dissolve the trust. The trustee must also sell the net profits interest if the annual gross proceeds from the underlying properties attributable to the net profits interest are less than $1.0 million for each of any two consecutive years. The sale of the net profits interest will result in the dissolution of the trust. The net proceeds of any such sale will be distributed to the trust unitholders.

The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest). The trust unitholders are not entitled to receive any net proceeds from the sale of production from the underlying properties following the termination of the net profits interest. Therefore, the market price of the trust units will likely diminish towards the end of the term of the net profits interest because the cash distributions from the trust will cease at the termination of such net profits interest and the trust will have no right to any additional production from the underlying properties after the term of the net profits interest.

The disposal by the two members of MV Partners of their remaining trust units may reduce the market price of the trust units.

As of the date this Form 10-K, the two members of MV Partners, MV Energy and VAP-I, owned approximately 25% of the outstanding trust units. The two members of MV Partners may use some or all of the remaining trust units they own for a number of corporate purposes, including:

•       selling them for cash; and

•       exchanging them for interests in oil and natural gas properties or securities of oil and natural gas companies.

If they sell additional trust units or exchange trust units in connection with acquisitions, then additional trust units will be available for sale in the market. The sale of additional trust units may reduce the market price of the trust units. MV Partners and its members have entered into lock-up agreements that prohibit them from selling any trust units until July 18, 2007 without the consent of Raymond James & Associates, Inc., acting as representative of the several underwriters in connection with the initial public offering of the trust units. MV Partners and the trust have entered into a registration rights agreement pursuant to which the trust has agreed to file a registration statement or a shelf registration statement to register the resale of the remaining trust units held by MV Partners and any transferee of the trust units upon request by such holders. See “Certain Relationships and Related Transactions—Registration Rights.”

The market price for the trust units may not reflect the value of the net profits interest held by the trust.

The trading price for publicly traded securities similar to the trust units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the trust will vary in response to numerous factors outside the control of the trust, including prevailing prices for sales of oil, natural gas and natural gas liquid production from the underlying properties. Consequently, the market price for the trust units may not necessarily be indicative of the value that the trust would realize if it sold the net profits interest to a third-party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the trust are depleting assets, a portion of each cash distribution paid on the trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the unitholder.

Conflicts of interest could arise between MV Partners and the trust unitholders.

The interests of MV Partners and the interests of the trust and the trust unitholders with respect to the underlying properties could at times differ. As a working interest owner in the properties comprising the underlying properties, MV Partners could have interests that conflict with the interests of the trust and the trust unitholders. For example:

•       MV Partners’ interests may conflict with those of the trust and the trust unitholders in situations involving the development, maintenance, operation or abandonment of the underlying properties. MV Partners may make decisions with respect to development expenditures that adversely affect the underlying properties. These decisions include reducing development expenditures on these properties, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the trust in the future, or increasing development expenditures on the underlying properties during the final years of the term of the trust, which expenditures will benefit the unitholders only to the extent that they reduce the natural decline in oil and natural gas production during the term of the trust by an amount that more than offsets the cost of these development expenditures.

•       MV Partners may sell some or all of the underlying properties and such sale may not be in the best interests of the trust unitholders. In the event MV Partners sells all or any portion of the underlying properties, the purchaser of such underlying properties will acquire such underlying properties subject to the net profits interest relating thereto and, in connection therewith, such purchaser will be subject to the same standards of conduct with respect to development, operation and abandonment of such underlying properties as are imposed on MV Partners. MV Partners also has the right, subject to significant limitations as described herein, to cause the trust to release all or a portion of the net profits interest in connection with a sale of a portion of the underlying properties to which such net profits interest relates. In such an event, the trust is entitled to receive its proportionate share of the proceeds from the sale attributable to the net profits interest released. See “Business—Description of the Underlying Properties—Sale and Abandonment of Underlying Properties.”

In making decisions with respect to the development, operation, abandonment or sale of the underlying properties, MV Partners and any successor operator will be required under the applicable conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest. Except for specified matters that require approval of the trust unitholders, the documents governing the trust do not provide a mechanism for resolving these conflicting interests.

The trust is managed by a trustee who cannot be replaced except at a special meeting of trust unitholders.

The business and affairs of the trust are managed by the trustee. The voting rights of a trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of trust unitholders or for an annual or other periodic re-election of the trustee. The trust agreement provides that the trustee may only be removed and replaced by the holders of a majority of the outstanding trust units at a special meeting of trust unitholders called by either the trustee or the holders of not less than 10% of the outstanding trust units. MV Energy and VAP-I collectively own approximately 25% of the outstanding trust units. As a result, it will be difficult to remove or replace the trustee, particularly without the approval of the members of MV Partners.

Trust unitholders have limited ability to enforce provisions of the net profits interest.

The trust agreement permits the trustee to sue MV Partners or any other future owner of the underlying properties on behalf of the trust to enforce the terms of the conveyance creating the net profits interest. If the trustee does not take appropriate action to enforce provisions of the conveyance, recourse of the trust unitholders would be limited to bringing a lawsuit against the trustee to compel the trustee to take specified actions. The trust agreement expressly limits the trust unitholders’ ability to directly sue MV Partners or any other third party other than the trustee. As a result, the unitholders will not be able to sue MV Partners or any future owner of the underlying properties to enforce these rights.

Courts outside of Delaware may not recognize the limited liability of the trust unitholders provided under Delaware law.

Under the Delaware Statutory Trust Act, trust unitholders are entitled to the same limitation of personal liability extended to stockholders of private corporations under the General Corporation Law of the State of Delaware. Courts in jurisdictions outside of Delaware, however, may not give effect to such limitation.

The operations of the properties comprising the underlying properties may result in significant costs and liabilities with respect to environmental and operational safety matters, which could reduce the amount of cash available for distribution to trust unitholders.

Significant costs and liabilities can be incurred as a result of environmental and safety requirements applicable to the oil and natural gas exploration, development and production activities of the properties comprising the underlying properties. These costs and liabilities could arise under a wide range of federal, state and local environmental and safety laws and regulations, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, claims for damages to persons or property may result from environmental and other impacts of the operations of the properties comprising the underlying properties.

Strict, joint and several liability may be imposed under certain environmental laws, which could cause liability for the conduct of others or for the consequences of one’s own actions that were in compliance with all applicable laws at the time those actions were taken. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If it were not possible to recover the resulting costs through insurance or increased revenues, this could have a material adverse effect on the cash distributions to the trust unitholders. Please read “Business—Description of the Underlying Properties—Environmental Matters and Regulation” for more information.

The operations of the properties comprising the underlying properties are subject to complex federal, state, local and other laws and regulations that could adversely affect the cash distributions to the trust unitholders.

The exploration, development and production operations of the underlying properties are subject to complex and stringent laws and regulations. In order to conduct the operations of the underlying properties in compliance with these laws and regulations, MV Partners must obtain and maintain numerous permits, approvals and certificates from various federal, state, local and governmental authorities. MV Partners may incur substantial costs and experience delays in order to maintain compliance with these existing laws and regulations, which could decrease the cash distributions to the trust unitholders. In addition, the costs of compliance may increase or the operations of the underlying properties may be otherwise adversely affected if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to such operations. Such costs could have a material adverse effect on the cash distributions to the trust unitholders.

The operations of the underlying properties are subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and the production of, oil and natural gas. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on the cash distributions to the trust unitholders. Please read “Business—Description of the Underlying Properties—Environmental Matters and Regulation.”

The trust has not requested a ruling from the IRS regarding the tax treatment of ownership of the trust units, and MV Partners is not aware of any trust units or similar securities issued by other issuers that are subject to the same tax treatment expected to be accorded to the trust units. If the IRS were to determine (and be sustained in that determination) that the trust is not a grantor trust for federal income tax purposes, or that the net profits interest is not a debt instrument for federal income tax purposes, the trust unitholders may receive different and less advantageous tax treatment than that described in this Form 10-K.

MV Partners is not aware of any trust units or similar securities representing interests in an entity treated as a grantor trust for federal income tax purposes where the entity holds as its principal asset a production payment treated for federal income tax purposes as a debt instrument that is subject to the Treasury regulations governing contingent payment debt instruments.

If the net profits interest were not treated as a debt instrument, or if the trust were not treated as a grantor trust, for federal income tax purposes, the tax treatment of tax items in respect of an investment in trust units may be affected. The effects of this different tax treatment may be less advantageous to trust unitholders.

Neither MV Partners nor the trustee has requested a ruling from the IRS regarding these tax questions, and neither MV Partners nor the trust can assure the trust unitholders that such a ruling would be granted if requested or that the IRS will not challenge these positions on audit. See “Business—Federal Income Tax Matters” regarding all of the various matters under this risk factor.

The trust’s net profits interest may be characterized as an executory contract in bankruptcy, which could be rejected in bankruptcy, thus relieving MV Partners from its obligations to make payments to the trust with respect to the net profits interest.

MV Partners has recorded the conveyance of the net profits interest in Kansas in the real property records in each Kansas county where the properties are located. MV Partners has informed the trustee that MV Partners believes that the delivery and recording of the conveyance constitute fully conveyed and vested property interests in the trust under Kansas law. If in a bankruptcy proceeding in which MV Partners becomes involved as a debtor a determination were made that the conveyance constitutes an executory contract and the net profits interest is not fully conveyed property interests under the laws of Kansas, and if such contract were not to be assumed in a bankruptcy proceeding involving MV Partners, the trust would be treated as an unsecured creditor of MV Partners with respect to such net profits interest in the pending bankruptcy proceeding.

Oil and gas leases are real property interests under Colorado law. The net profits interest is a non-operating, non-possessory interest carved out of the oil and gas leasehold estate, but Colorado courts have not directly determined whether a net profits interest is a real or a personal property interest. MV Partners has informed the trustee that MV Partners believes that it is possible that the net profits interest may not be treated as a real property interest under the laws of Colorado. MV Partners has recorded the conveyance of the net profits interest in the real property records of Colorado in accordance with local recording acts. MV Partners has informed the trustee that MV Partners believes that, if, during the term of the trust, MV Partners becomes involved as a debtor in a bankruptcy proceeding, the net profits interest relating to the underlying properties located in Colorado should be treated as a fully conveyed personal property interest under the laws of Colorado. In such a proceeding, however, a determination could be made that the conveyance constitutes an executory contract and the net profits interest is not a fully conveyed personal property interest under the laws of Colorado, and if such contract were not to be assumed in a bankruptcy proceeding involving MV Partners, the trust would be treated as an unsecured creditor of MV Partners with respect to such net profits interest in the pending bankruptcy proceeding.

If the financial position of MV Partners degrades in the future, MV Partners may not be able to satisfy its obligations to the trust.

MV Partners is a privately held limited liability company engaged in the exploration, development, production, gathering and aggregation and sale of oil and natural gas, primarily in the Mid-Continent region in the United States, and it is responsible for operating substantially all of the underlying properties. The operating agreement of MV Partners provides that Vess Oil and Murfin Drilling will operate the underlying properties on behalf of MV Partners for which MV Partners is designated as the operator. The conveyance provides that MV Partners is obligated to market, or cause to be marketed, the production related to the underlying properties. In addition, MV Partners is obligated to convey to the trust 80% of all proceeds it receives upon settlement of the hedge contracts.

MV Partners has entered into hedge contracts with institutional counterparties, consisting of swap contracts and costless collar arrangements, to reduce the exposure of the revenue from oil production from the underlying properties to fluctuations in crude oil prices in order to achieve more predictable cash flow. The crude oil swap contracts and costless collar arrangements will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. In a collar arrangement, the counterparty is required to make a payment to MV Partners for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. MV Partners is required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. For a detailed description of the terms of these hedge contracts, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Hedge and Derivative Contracts.”

The ability of MV Partners to perform its obligations related to the operation of the underlying properties, its obligations to counterparties related to the hedge contracts and its obligations to the trust with respect to the hedge contracts will depend on MV Partners’ future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and upon financial, business and other factors, many of which are beyond the control of MV Partners. If the obligation of MV Partners to convey 80% of the proceeds it receives upon settlement of the hedge contracts were not assumed in a bankruptcy proceeding involving MV Partners, the trust would not be entitled to receive future payments from MV Partners from the settlement of the hedge contracts.

The trust’s receipt of payments based on the hedge contracts depends upon the financial position of the hedge contract counterparties. A default by any of the hedge contract counterparties could reduce the amount of cash available for distribution to the trust unitholders.

In the event that any of the counterparties to the hedge contracts default on their obligations to make payments to MV Partners and the trust under the hedge contracts, the cash distributions to the trust unitholders would likely be materially reduced as the hedge payments are intended to provide additional cash to the trust during periods of lower crude oil prices.

Item 1B.     Unresolved Staff Comments.

None.

Item 2.        Properties.

Reference is made to “Item 1—Business”, which is incorporated herein by reference.

Item 3.        Legal Proceedings.

Currently, there are not any legal proceedings pending to which the trust is a party or of which any of its property is the subject.

Item 4.        Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

The trust units commenced trading on the New York Stock Exchange on January 19, 2007 under the symbol “MVO.” Prior to January 19, 2007, there was no established public trading market for the trust units. The high and low sales prices and distributions per unit for the first quarter of 2007, were as follows:

2007	High	Low
First Quarter (January 19, 2007 through March 30, 2007)	$25.09	$20.10

At March 30, 2007, the 11,500,000 units outstanding were held by 3 unitholders of record.

Distributions

Each quarter, the trustee will determine the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the trustee) that quarter, over the trust’s liabilities for that quarter. Available funds will be reduced by any cash the trustee decides to hold as a reserve against future liabilities. It is expected that quarterly cash distributions during the term of the trust, other than the first quarterly cash distribution, will be made by the trustee on or before the 25th day of the month following the end of each quarter to the trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day).

During the year ended December 31, 2006, the trust did not make any cash distributions. On February 23, 2007, the trust made its first quarterly cash distribution, equal to $11,639,799, or $1.0122 per trust unit, to trust unitholders owning trust units on February 15, 2007. The trust’s first quarterly distribution consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006. This cash payment included 80% of all amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from July 1, 2006 through December 31, 2006.

Equity Compensation Plans

The trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

In connection with the completion of the initial public offering of the trust units and the conveyance of the net profits interest by MV Partners to the trust, on January 24, 2007 the trust issued 11,500,000 trust units to MV Partners in exchange for the execution and delivery of the conveyance of the net profits interest, the administrative services agreement and the assignment of the interest in the hedge contracts. For more information regarding the administrative services agreement, see “Certain Relationships and Related Transactions, and Director Independence—Administrative Services Agreement.” The sale of the trust units to MV Partners was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933.

Use of Proceeds from Registered Offering of Securities

On December 29, 2006, the registration statement on Form S-1 (Registration No. 333-136609) filed by MV Partners and the trust in connection with the initial public offering of the trust units was declared effective by the SEC. The registration statement registered 7,500,000 trust units to be sold in the offering and an additional 1,125,000 trust units that were subject to the underwriters’ options to purchase additional units to cover over-allotments. All 8,625,000 trust units were sold in the offering. The underwriters for the offering were Raymond James & Associates, Inc., A.G. Edwards & Sons, Inc., RBC Capital Markets Corporation and Oppenheimer & Co. Inc. The sale of 8,062,500 trust units occurred on January 24, 2007 and the sale of 562,500 trust units occurred on January 31, 2007.

The trust did not receive any proceeds from the initial public offering of trust units. The following table shows for each selling unitholder the number of trust units sold, the aggregate public offering price, the aggregate underwriting discounts and commissions paid and the aggregate net proceeds, before expenses, received by each selling unitholder:

	No. of Trust Units Sold	Aggregate Public Offering Price	Aggregate Underwriting Discounts and Commissions	Aggregate Net Proceeds
MV Partners	7,500,000	$150,000,000	$9,750,000	$140,250,000
MV Energy	562,500	$11,250,000	$731,250	$10,518,750
VAP-I	562,500	$11,250,000	$731,250	$10,518,750

All underwriting discounts and commissions were incurred or reimbursed by MV Partners. Additional expenses of approximately $3.1 million incurred in connection with the initial public offering of trust units were borne solely by MV Partners. MV Partners, MV Energy and VAP-I used the net proceeds from the initial public offering to repay approximately $60.5 million of indebtedness and accrued interest of MV Partners under its former and its current bank credit facilities and the remaining $97.7 million was used to repurchase the ownership interest of one of the members of VAP-I and for distributions to the members of MV Partners.

Purchases of Equity Securities

There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2006.

Item 6.                        Selected Financial Data.

The trust was formed on August 3, 2006. The conveyance of the net profits interest, however, did not occur until January 24, 2007. As a result, the trust did not recognize any income or make any distributions during the year ended December 31, 2006. The following table sets forth selected data for the trust as of December 31, 2006 and for the period from August 3, 2006 to December 31, 2006 based on the audited statements of assets and trust corpus as of December 31, 2006.

For the Year Ended December 31, 2006
Net profits income	$—
Distributable income	—
Distributable income per trust unit	—
Distributions per trust unit	—
Total assets at year-end	$1,000

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The trust was formed on August 3, 2006. The conveyance of the net profits interest, however, did not occur until January 24, 2007. As a result, the trust did not recognize any income or make any distributions during the year ended December 31, 2006. The trust does not conduct any operations or activities. The trust’s purpose is, in general, to hold the net profits interest and the assigned interest in the hedge contracts, to distribute to the trust unitholders cash that the trust receives in respect of the net profits interests and the assigned interest in the hedge contracts and to perform certain administrative functions in respect of the net profits interest and the trust units. The trust derives substantially all of its income and cash flows from the net profits interest and the hedge contracts.

Critical Accounting Policies

The following discussion under this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” relates to the historical results of the underlying properties prior to the conveyance of the net profits interest to the trust on January 24, 2007.  The trust’s financial statements in future reports will be prepared on the following basis:

(a)          Net profits are recorded when received, including the effect of negative or positive adjustments, by the trustee on the last business day of each calendar quarter; and

(b)         Trust general and administrative expenses are recorded when paid.

This manner of reporting income and expenses is considered to be the most meaningful because the quarterly distributions to trust unitholders are based on net cash receipts received from MV Partners. The financial statements of the trust differ from financial statements prepared in accordance with generally accepted accounting principles, because, under such principles, net profits and general and administrative expenses of the trust for a quarter would be recognized on an accrual basis.

The trustee has no authority over, and has not evaluated and makes no statement concerning, the internal control over financial reporting of MV Partners.

Historical Results of the Underlying Properties

The following table sets forth revenues, direct operating expenses and the excess of revenues over direct operating expenses relating to the underlying properties for the three years in the period ended December 31, 2006, derived from the underlying properties’ audited statements of historical revenues and direct operating expenses included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Because the net profits interest had not been conveyed to the trust as of December 31, 2006 and because the trust had not engaged in any activities other than organizational activities prior to December 31, 2006, the trust is providing financial information with respect to the underlying properties so that investors can review the historical results of the underlying properties. The historical results of the underlying properties are not indicative of the future distributions of the trust, and such historical results do not give effect to the conveyance of the net profits interest and related transactions that occurred on January 24, 2007.

	Year ended December 31,
	2004	2005	2006
	(in thousands)
Revenues:
Oil sales	$44,364	$57,353	$64,150
Natural gas sales	571	609	572
Natural gas liquid sales	294	312	311
Hedge and other derivative activity	(14,403)	(22,319)	(14,394)
Total	30,826	35,955	50,639
Direct operating expenses:
Lease operating expenses	10,430	11,307	11,676
Lease maintenance	1,454	1,916	2,162
Lease overhead	2,015	2,068	2,224
Production and property tax	1,389	1,867	3,459
Total	15,288	17,158	19,521
Excess of revenues over direct operating expenses	$15,538	$18,797	$31,118

MV Partners has historically entered into certain hedging arrangements and other derivatives to reduce the exposure of the revenues from oil production for the underlying properties to fluctuations in crude oil prices. In addition, MV Partners was required under the terms of its original agreement of limited partnership to hedge approximately 80% of its expected annual proved producing reserves. As a result of the repurchase of the limited partner interest in MV Partners in 2005 as described in “MV Partners,” this requirement is no longer in effect. From 2004 to 2006 approximately 73% to 84% of the actual oil production volumes were subject to these hedging arrangements with settlement prices ranging from $20.10 to $63.96 per barrel. During that same period, the average NYMEX price per barrel of crude oil was between $31.07 and $66.22. These hedging arrangements have now expired and will not impact the amount of cash available for distribution to the trust. The settlement prices of the existing hedge contracts range from $56 to $71 and are more consistent with current crude oil prices.

The following table provides oil and natural gas sales volumes, average sales prices and capital expenditures relating to the underlying properties for the three years in the period ended December 31, 2006. Sales volumes for natural gas liquids during the periods presented were not significant. Average prices do not include the effect of hedge and other derivative activity.

	Year ended December 31,
	2004	2005	2006
Operating data:
Sales volumes:
Oil (MBbls)	1,127	1,058	1,024
Natural gas (MMcf)	104	89	102
Average Prices:
Oil (per Bbl)	$39.37	$54.21	$62.65
Natural gas (per Mcf)	$5.51	$6.83	$5.63
Capital expenditures (in thousands):
Property acquisition	$1,380	$1,895	$1,714
Well development	297	381	1,315
Total	$1,677	$2,276	$3,029

Discussion and Analysis of Historical Results of the Underlying Properties

Comparison of Results of the Underlying Properties for the Years Ended December 31, 2006 and 2005

Excess of revenues over direct operating expenses for the underlying properties was $31.1 million for the year ended December 31, 2006, compared to $18.8 million for the year ended December 31, 2005. The increase was primarily a result of an increase in the average price received for the oil and natural gas sold, as well as a reduction in hedge and other derivative expense. This was partially offset by an increase in direct operating expenses.

Revenues.   Revenues from oil, natural gas and natural gas liquid sales increased $6.8 million between the periods. This increase in revenues was primarily the result of an increase in the average price received for crude oil sold from $54.21 per Bbl for the year ended December 31, 2005 to $62.65 per Bbl for the year ended December 31, 2006. The increase in revenues was impacted by a decrease in the average price received for natural gas sold from $6.83 per Mcf for the year ended December 31, 2005 to $5.63 per Mcf for the year ended December 31, 2006, as well as a small increase in volumes sold.

Hedge and other derivative activity.   Hedge and other derivative activity expense decreased from
$22.3 million for the year ended December 31, 2005 to $14.4 million for the year ended December 31, 2006. This decrease in hedge and other derivative activity expense of $7.9 million for the year ended December 31, 2006 was due to a $7.8 million decrease in realized hedge losses and a small decrease in ineffectiveness of hedges and other derivatives then in place being recorded to the expense account for the year.

The decrease in realized hedge losses was due to the higher settlement price of hedges in place for 2006. The weighted average settlement price of hedges and other derivatives for 2006 was $50.73 compared to $28.60 for 2005. The average NYMEX price per Bbl of crude oil for 2006 was $66.22 compared to $56.57 for 2005.

At December 31, 2006, MV Partners recorded a $0.7 million expense for ineffectiveness of hedges and other derivatives compared to a $0.8 million expense at December 31, 2005.

Prices.   The average price received for the crude oil sold increased primarily as a result of an increase in the oil price index on which the sales prices for a majority of the oil production were based. The average price for natural gas sold decreased as a result of a decrease in the natural gas price index on which the sales prices for a majority of the natural gas production were based.

Volumes.   The small decrease in overall production sales volumes was less than the natural decline of the underlying properties. The additional production to partially offset the natural decline of the underlying properties during the year ended December 31, 2006 compared to the year ended December 31, 2005 is primarily attributable to lower production caused by an ice storm in Kansas during the first quarter of 2005 and the results of MV Partners’ development program in 2006.

Direct operating expenses.   Direct operating expenses increased from $17.2 million for the year ended December 31, 2005 to $19.5 million for the year ended December 31, 2006. This increase was primarily a result of an increase in production and property tax, casing repair to several wells, repair and cleanout of a salt water disposal system well and continuing restoration of wells from inactive status to producing status.

Lease maintenance expense.   The increase in lease maintenance expense was primarily due to the timing of scheduled projects in 2006.

Production and property taxes.   Production and property taxes increased as a result of the increases in the price of crude oil and in revenues from oil, natural gas and natural gas liquid sales, on which these taxes are based.

Comparison of Results of the Underlying Properties for the Years Ended December 31, 2005 and 2004

Excess of revenues over direct operating expenses for the underlying properties was $18.8 million for the year ended December 31, 2005, compared to $15.5 million for the year ended December 31, 2004. The increase was primarily a result of an increase in the average price received for the oil and natural gas sold. This was partially offset by a decrease in production and an increase in direct operating expenses.

Revenues.   Revenues from oil, natural gas and natural gas liquid sales increased $13.0 million between the periods. This increase in revenues was primarily the result of an increase in the average price received for crude oil sold from $39.37 per Bbl for the year ended December 31, 2004 to $54.21 per Bbl for the year ended December 31, 2005. The increase in revenues was also the result of an increase in the average price received for natural gas sold from $5.51 per Mcf for the year ended December 31, 2004 to $6.83 per Mcf for the year ended December 31, 2005.

Hedge and other derivative activity.   Hedge and other derivative activity expense increased from $14.4 million for the year ended December 31, 2004 to $22.3 million for the year ended December 31, 2005. This increase was due primarily to the higher average NYMEX settle price for the year ended December 31, 2005 of $56.57 compared to $41.38 for the year ended December 31, 2004. The weighted average hedge price for 2005 was $28.60 compared to $24.02 for 2004. A small increase was due to ineffectiveness of hedges currently in place being recorded to the expense account. In the year ended December 31, 2005, a $0.8 million expense for ineffectiveness was recorded compared to no ineffective portion for the year ended December 31, 2004.

Prices.   The average price received for crude oil and natural gas sold increased primarily as a result of an increase in the oil price and natural gas price indices on which the sales prices for a majority of the production were based.

Volumes.   The decrease in oil, natural gas and natural gas liquid sales volumes was attributable to the natural decline of proved producing volumes along with a 2% production loss due to widespread ice storms in January and February of 2005. These declines were in part offset by the results of MV Partners’ development program in 2005.

Direct operating expenses.   Direct operating expenses increased from $15.3 million for the year ended December 31, 2004 to $17.2 million for the year ended December 31, 2005. This increase was primarily a result of increased costs of primary vendors who rely on large uses of hydrocarbon products such as (1) pumpers (gasoline), (2) utilities (cost of fuel), (3) treating chemicals (hydrocarbon base) and (4) pulling units (fuel surcharge). This increase was also supplemented by wage increases associated with the increased demand for oilfield employees and increases in the price of steel for tubular and other metal products.

Lease maintenance expense.   Reactivating shut-in wells accounted for the largest part of the increase in lease maintenance expenses during 2005. The same factors described above in direct operating expenses concerning increased costs of primary vendors also contributed to the increase in lease maintenance expense.

Production and property taxes.   Production and property taxes increased $0.5 million as a result of the increase in revenues from oil, natural gas and natural gas liquid sales and increased equipment value on which these taxes are based.

Liquidity and Capital Resources

Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust’s only use of cash is for distributions to trust unitholders. Administrative expenses include payments to the trustee as well as an annual administrative fee to MV Partners pursuant to the administrative services agreement. Each quarter, the trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the trustee) that quarter, over the trust’s liabilities for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future liabilities. The trustee may borrow funds required to pay liabilities if the trustee determines that the cash on hand and the cash to be received are insufficient to cover the trust’s liability. If the trustee borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid.

Royalty income to the trust is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than increases due to increases in the cost of oilfield services generally. However, see “—Planned Development and Workover Program” below.

The trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the trust’s liquidity or the availability of capital resources.

Planned Development and Workover Program

Since acquiring the underlying properties in 1998 and 1999, MV Partners has implemented a development program on the properties comprising the underlying properties to further develop proved undeveloped reserves and help offset the natural decline in production. These activities included recompletion of certain existing wells into new producing horizons, workovers of existing wells and the drilling of infill development wells.

The development program that MV Partners currently intends to implement over the five years ending December 31, 2011 with respect to the underlying properties categorized as proved undeveloped reserves consists of drilling 60 development wells, 59 recompletion and workover projects, 9 polymer stimulations and 1 waterflood project. The development program that MV Partners currently intends to implement over the next five years with respect to the underlying properties categorized as proved developed non-producing reserves consists of 5 well reactivation projects, 2 injection well workover projects, 1 recompletion project and 28 well workover projects.

Recently, MV Partners undertook a 3-D seismic survey covering several leases constituting a part of the underlying properties. These leases have over 30 undrilled offset locations of varying quality based on offset production and subsurface mapping. The 3-D data was utilized to refine the subsurface mapping with respect to the size of mapped sink holes and define smaller structural features along the edges of the main formation reservoir. Using this data, MV Partners has scheduled the drilling of 14 proved undeveloped locations over the five years ending December 31, 2011. In the future, MV Partners plans to expand its 3-D seismic program into other fields constituting a part of the underlying properties.

MV Partners expects total capital expenditures for the underlying properties during the five years ending December 31, 2011 will be approximately $16.3 million. Of this total, MV Partners contemplates spending approximately $12.2 million to drill approximately 60 development wells in ten project areas and approximately $4.1 million for recompletion and workovers of existing wells. MV Partners expects that these capital projects will add production that will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties. The trust is not directly obligated to pay any portion of any capital expenditures made with respect to the underlying properties; however, capital expenditures made by MV Partners with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under “Business—Computation of Net Proceeds—Net Profits Interest”) share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest. As the cash received by the trust in respect of the net profits interest will be reduced by the trust's pro rata share of these capital expenditures, MV Partners expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.

MV Partners, as the operator of the underlying properties, is entitled to make all determinations related to capital expenditures with respect to the underlying properties, and there are no limitations on the amount of capital expenditures that MV Partners may incur with respect to the underlying properties, except as described above under “Business—Computation of Net Proceeds—Net Profits Interest.” As the trust unitholders would not be expected to fully realize the benefits of capital expenditures made with respect to the underlying properties towards the end of the term of the trust, during each twelve-month period beginning on the later to occur of (1) June 30, 2023 and (2) the time when 13.2 MMBoe have been produced from the underlying properties and sold (which is the equivalent of 10.6 MMBoe in respect of the net profits interest), capital expenditures that may be taken into account in calculating net proceeds attributable to the net profits interest will be limited to the average annual capital expenditures during the preceding three years, as adjusted for inflation. See “Business—Computation of Net Proceeds—Net Profits Interest.”

Off-Balance Sheet Arrangements

The trust has no off-balance sheet arrangements. The trust has not guaranteed the debt of any other party, nor does the trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

As of December 31, 2006, the trust had no obligations or commitments to make future contractual payments.

Hedge and Derivative Contracts

The revenues derived from the underlying properties depend substantially on prevailing crude oil and, to a lesser extent, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that MV Partners can economically produce. MV Partners sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. MV Partners has entered into the hedge and other derivative contracts to reduce the exposure of the revenues from oil production from the underlying properties from 2007 through 2010 to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase. The hedge and other derivative contracts consist of fixed price swap contracts and costless collar arrangements that have been placed with major trading counterparties who MV Partners believes represent minimal credit risks. MV Partners cannot provide assurance, however, that these trading counterparties will not become credit risks in the future.

The crude oil swap contracts and costless collar arrangements will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. In a collar arrangement, the counterparty is required to make a payment to MV Partners for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. MV Partners is required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. Neither party is required to make a payment if the settlement price falls between the fixed floor and ceiling prices. From January 1, 2007 through December 31, 2010, MV Partners’ crude oil price risk management positions in swap contracts and collar arrangements are as follows:

	Fixed Price Swaps		Collars
	Volumes	Weighted Average Price	Volumes	Weighted Average Price (Per Bbl)
Month	(Bbls)	(Per Bbl)	(Bbls)	Floor	Ceiling
January 2007	16,000	$58.31	10,000	$61.00	$68.00
February 2007	61,000	63.33	10,000	61.00	68.00
March 2007	61,000	63.21	10,000	61.00	68.00
April 2007	61,000	63.08	10,000	61.00	68.00
May 2007	61,000	62.92	10,000	61.00	68.00
June 2007	61,000	62.76	10,000	61.00	68.00
July 2007	61,000	62.61	10,000	61.00	68.00
August 2007	61,000	62.47	10,000	61.00	68.00
September 2007	61,000	62.33	10,000	61.00	68.00
October 2007	61,000	62.18	10,000	61.00	68.00
November 2007	61,000	62.04	10,000	61.00	68.00
December 2007	61,000	61.89	10,000	61.00	68.00
January 2008	106,167	60.42	—	—	—
February 2008	61,167	58.53	—	—	—
March 2008	61,167	58.53	—	—	—
April 2008	61,167	58.53	—	—	—
May 2008	61,167	58.53	—	—	—
June 2008	61,167	58.53	—	—	—
July 2008	61,167	58.53	—	—	—
August 2008	61,167	58.53	—	—	—

September 2008	61,167	$58.53	—	$—	$—
October 2008	61,167	58.53	—	—	—
November 2008	61,167	58.53	—	—	—
December 2008	61,167	58.53	—	—	—
January 2009	56,500	66.24	—	—	—
February 2009	56,500	66.24	—	—	—
March 2009	56,500	66.24	—	—	—
April 2009	56,500	66.24	—	—	—
May 2009	56,500	66.24	—	—	—
June 2009	56,500	66.24	—	—	—
July 2009	56,500	66.24	—	—	—
August 2009	56,500	66.24	—	—	—
September 2009	56,500	66.24	—	—	—
October 2009	56,500	66.24	—	—	—
November 2009	56,500	66.24	—	—	—
December 2009	56,500	66.24	—	—	—
January 2010	53,150	65.03	—	—	—
February 2010	53,150	65.03	—	—	—
March 2010	53,150	65.03	—	—	—
April 2010	53,150	65.03	—	—	—
May 2010	53,150	65.03	—	—	—
June 2010	53,150	65.03	—	—	—
July 2010	53,150	65.03	—	—	—
August 2010	53,150	65.03	—	—	—
September 2010	53,150	65.03	—	—	—
October 2010	53,150	65.03	—	—	—
November 2010	53,150	65.03	—	—	—
December 2010	53,150	65.03	—	—	—

MV Partners has agreed to convey to the trust 80% of all proceeds that it receives upon settlement of the hedge contracts. There are certain risks associated with this conveyance in the event that MV Partners becomes involved as a debtor in bankruptcy proceedings. See “Risk Factors—If the financial position of MV Partners degrades in the future, MV Partners may not be able to satisfy its obligations to the trust.” In addition, the aggregate amounts paid by MV Partners on settlement of the hedge contracts will be deducted from the gross proceeds available for payment to the trust under the net profits interest. See “Business—Computation of Net Proceeds—Net Profits Interest.”

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The only assets of and sources of income to the trust are the net profits interest, which generally entitle the trust to receive 80% of the net proceeds from oil and gas production from the underlying properties, and the trust’s interest in the hedge contracts, which generally entitle the trust to receive 80% of any proceeds received by MV Partners from the settlement of certain hedges in existence on January 24, 2007. Consequently, the trust is exposed to market risk from fluctuations in oil and gas prices. For more information regarding the hedge contracts, please see “Management’s Discussion and Analysis and Results of Operation—Hedge and Derivative Contracts.”  Although the trust may borrow money to pay expenses of the trust, the amount of any such borrowings is unlikely to be material to the trust. As a result, the trust is not subject to any material interest rate market risk.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Members of
MV Partners, LLC

We have audited the accompanying statements of historical revenues and direct operating expenses of the Underlying Properties (the “Properties”) of MV Partners, LLC (formerly MV Partners, LP) (the “Company”) for each of the three years in the period ended December 31, 2006. These statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying statements were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission as described in Note B to the statements and are not intended to be a complete presentation of the Company’s interests in the Properties.

In our opinion, the statements referred to above present fairly, in all material respects, the historical revenues and direct operating expenses, described in Note B, of the Properties for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Grant Thornton LLP

Wichita, Kansas
March 30, 2007

Underlying Properties

STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES

	Year ended December 31,
	2004	2005	2006
Revenues
Oil sales	$44,363,815	$57,353,041	$64,149,793
Natural gas sales	570,634	608,830	572,320
Natural gas liquid sales	293,948	311,916	310,731
Hedge and other derivative activity	(14,402,644)	(22,318,871)	(14,393,657)
Total revenues	30,825,753	35,954,916	50,639,187
Direct operating expenses
Lease operating expenses	10,429,962	11,307,182	11,676,322
Lease maintenance	1,453,895	1,916,009	2,162,289
Lease overhead	2,014,514	2,068,378	2,223,397
Production and property tax	1,389,287	1,866,426	3,459,075
Total direct operating expenses	15,287,658	17,157,995	19,521,083
Excess of revenues over direct operating expenses	$15,538,095	$18,796,921	$31,118,104

The accompanying notes are an integral part of this statement.

Underlying Properties

NOTES TO STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES

For the years ended December 31, 2004, 2005 and 2006

NOTE A—PROPERTIES

The underlying properties consist of working interests owned by MV Partners, LLC (formerly MV Partners, LP) (“MV”) located in Colorado, Kansas and Oklahoma (in 2004 only with respect to Oklahoma).

NOTE B—BASIS OF PRESENTATION

The accompanying statements of historical revenues and direct operating expenses were derived from the historical accounting records of MV and reflect the historical revenues and direct operating expenses directly attributable to the underlying properties for the years and periods described herein. Such amounts may not be representative of future operations. The statements do not include depreciation, depletion and amortization, general and administrative expenses, interest expense or other expenses of an indirect nature. The amounts represent MV’s net interest in the wells.

Historical financial statements representing financial position, results of operations and cash flows required by generally accepted accounting principles are not presented as such information is not readily available on an individual property basis and not meaningful to the underlying properties. Accordingly, the statements of historical revenues and direct operating expenses are presented in lieu of the financial statements required under Rule 3-05 of Securities and Exchange Commission Regulation S-X.

The accompanying statements of historical revenues and direct operating expenses included herein were prepared on an accrual basis. Revenue from oil, gas and natural gas liquid sales is recognized when sold.

MV has entered into certain swap and collar agreements to mitigate the effects of fluctuations in the prices of crude oil. These agreements involve the exchange of amounts based on a fluctuating oil price for amounts based on a fixed oil price over the life of the agreement, without an exchange of the notional amount upon which the payments are based. MV accounts for the swap agreements as cash flow hedges. The effective portion of the gain or loss on the swap agreement is recorded in earnings as the underlying hedged item affects income. This effective portion, the ineffective portion of the unrealized gain or loss on the derivative instrument and the change in the unrealized gain or loss on the collar agreements are reflected as hedge and other derivative activity in the accompanying statements of historical revenues and direct operating expenses.

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

The estimates of proved reserves and related valuations were based on the reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, in accordance with the provisions of Statement of Financial Accounting Standards No. 69 (SFAS No. 69), Disclosures about Oil and Gas Producing Activities. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” natural gas, natural gas liquids and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all

Underlying Properties

NOTES TO STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the years ended December 31, 2004, 2005 and 2006

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

The oil and gas reserves are attributable solely to properties within the United States. A summary of the changes in quantities of proved oil, gas and natural gas liquid reserves of the underlying properties for the years ended December 31, 2004, 2005 and 2006 are as follows:

	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)
Balance at January 1, 2004	15,595,780	1,525,563	114,025
Revisions of previous estimates	1,444,657	(282,855)	(875)
Purchase of minerals in place	16,127	—	—
Extensions and discoveries	846	—	—
Sales of minerals in place	(15,448)	—	—
Production	(1,126,812)	(103,540)	(4,674)
Balance at December 31, 2004	15,915,150	1,139,168	108,476
Revisions of previous estimates(1)	3,053,651	309,242	5,492
Sales of minerals in place	(5,155)	—	—
Production	(1,057,906)	(89,117)	(4,575)
Balance at December 31, 2005	17,905,740	1,359,293	109,393
Revisions of previous estimates	906,676	25,239	188
Production	(1,023,875)	(101,062)	(6,571)
Balance at December 31, 2006	17,788,541	1,283,470	103,010
Proved developed reserves:
December 31, 2004	15,317,009	1,139,168	108,476
December 31, 2005	15,888,099	1,062,701	109,393
December 31, 2006	15,827,881	1,283,470	103,010

(1)          Reserve revisions in 2005 reflect the increase in crude oil prices during the year which has lengthened the economic life of the underlying properties and thereby increased recoverable reserves. In addition, in 2005 MV Partners expanded the scope of its maintenance and development project scheduling from a forward range of 24 to 36 months to 60 months, which also increased recoverable reserves. This expanded scope reflects management’s budgeted project activity over the 60 month period commencing January 1, 2006. The expanded scope accommodates additional infield drilling, recompletion and workover projects in the El Dorado Area in addition to 14 Bemis infield drilling locations that have been further refined by recent 3-D seismic activity.

Underlying Properties

NOTES TO STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the years ended December 31, 2004, 2005 and 2006

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

The following information was developed using procedures prescribed by SFAS No. 69. The standardized measure of discounted future net cash flows should not be viewed as representative of the current value of the underlying properties. It and the other information contained in the following tables may be useful for certain comparative purposes, but should not be solely relied upon in evaluating the underlying properties or their performance.

Management believes that, in reviewing the information that follows, the following factors should be taken into account:

•       future costs and sales prices will probably differ from those required to be used in these calculations;

•       actual rates of production achieved in future years may vary significantly from the rates of production assumed in the calculations;

•       a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and gas reserves; and

•       income taxes are not taken into consideration because MV is a pass-thru entity for tax purposes.

Under the standardized measure, future cash inflows were estimated by applying year-end oil and gas prices, adjusted for location and quality differences, to the estimated future production of year-end proved reserves. Future cash inflows do not reflect the impact of future production that is subject to open hedge and other derivative positions. Future cash inflows were reduced by estimated future development, abandonment and production costs based on year-end costs to arrive at net cash flows. Use of a 10% discount rate and year-end prices and costs are required by SFAS No. 69.

In general, management does not rely on the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable and possible as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves are as follows at December 31:

	2004	2005	2006
Future cash inflows	$669,493,400	$1,050,284,000	$1,021,164,125
Production	(299,008,800)	(395,987,600)	(450,513,427)
Development and abandonment	(3,260,000)	(16,513,600)	(16,330,323)
Future net cash flows	367,224,600	637,782,800	554,320,375
Less effect of 10% discount factor	(185,616,900)	(333,250,300)	(279,212,531)
Standardized measure of discounted future net cash flows	$181,607,700	$304,532,500	$275,107,844

Underlying Properties

NOTES TO STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the years ended December 31, 2004, 2005 and 2006

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

Future cash flows as shown above were reported without consideration for the effects of hedge and other derivative transactions outstanding at each period end. If the effects of hedge and other derivative transactions were included in the computation, then future cash flows would have decreased by $14,175,700 and $7,655,100 in 2004 and 2005, respectively, and increased by $4,802,718 in 2006.

The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves are as follows:

	2004	2005	2006
Standardized measure—beginning of year	$121,336,400	$181,607,700	$304,532,500
Sales of oil and gas produced, net of production costs	(29,940,739)	(41,115,792)	(45,511,761)
Net change in prices and production costs	57,356,656	94,091,763	(37,195,285)
Extensions and discoveries	17,355	—	—
Changes in estimated future development costs	(349,338)	(11,516,747)	(3,005,440)
Development costs incurred during the period which reduce future development costs	165,000	—	3,007,100
Revisions of previous quantity estimates	15,933,831	53,096,437	14,355,279
Accretion of discount	12,133,640	18,160,770	30,453,250
Purchase of reserves in place	146,696	—	—
Sales of reserves in place	(136,766)	(22,001)	—
Changes in production rates and other	4,944,965	10,230,370	8,472,201
Standardized measure—end of year	$181,607,700	$304,532,500	$275,107,844

Average prices in effect at December 31, 2004, 2005 and 2006 used in determining future net revenues related to the standardized measure calculation are as follows:

	2004	2005	2006
Oil (per Bbl)	$41.46	$57.79	$56.81
Gas (per Mcf)	$5.18	$7.89	$4.74
NGL (per Bbl)	$34.62	$43.74	$43.85

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders
MV Oil Trust

We have audited the accompanying statement of assets and trust corpus of MV Oil Trust (the “Trust”) as of December 31, 2006. This financial statement is the responsibility of the Trust’s trustee. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of assets and trust corpus is free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of assets and trust corpus, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement of assets and trust corpus presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note B to the statement of assets and trust corpus, this statement has been prepared on a cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the statement of assets and trust corpus referred to above presents fairly, in all material respects, the financial position of the Trust as of December 31, 2006, on the basis of accounting described in Note B.

/s/ Grant Thornton LLP
Grant Thornton LLP

Wichita, Kansas
March 30, 2007

MV OIL TRUST
STATEMENT OF ASSETS AND TRUST CORPUS

December 31, 2006
ASSETS
Cash	$1,000
TRUST CORPUS
Trust Corpus	$1,000

The accompanying notes are an integral part of this financial statement.

MV Oil Trust
NOTES TO STATEMENT OF ASSETS AND TRUST CORPUS

NOTE A—ORGANIZATION OF THE TRUST

MV Oil Trust (the “Trust”) is a statutory trust formed on August 3, 2006, under the Delaware Statutory Trust Act pursuant to a Trust Agreement (the “Trust Agreement”) among MV Partners, LLC (“MV Partners”) as trustor, The Bank of New York Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”).

The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders pursuant to a conveyance from MV Partners to the Trust. The term net profits interest is an interest in underlying properties consisting of MV Partner’s net interests in all of its oil and natural gas properties located in the Mid-Continent region in the states of Kansas and Colorado (the “underlying properties”). These oil and gas properties include approximately 996 producing oil and gas wells.

The net profits interest is passive in nature and the trustee will have no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from the underlying properties. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent have been produced from the underlying properties and sold, and the Trust will soon thereafter wind up its affairs and terminate.

The Trustee can authorize the Trust to borrow money to pay trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee or the Delaware Trustee as a lender provided the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself and make other short term investments with the funds distributed to the Trust.

NOTE B—TRUST ACCOUNTING POLICIES

A summary of the significant accounting policies of the Trust follows.

1.                 Basis of accounting

The Trust uses the cash basis of accounting to report Trust receipts of the term net profits interest, receipts under the hedge and other derivative contracts and payments of expenses incurred. The term net profits interest is revenues (oil, gas and natural gas liquid sales net of any payments made in connection with the settlement of the hedge and other derivative contracts) less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment cost and lease development expenses (which are capitalized in financial statements prepared in accordance with generally accepted accounting principles) of the underlying properties times 80% (term net pofits interest percentage). In addition, the trust will be entitled to receive 80% of all payments received by MV Partners upon settlement of the hedge and other derivative contracts. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust’s net profits interest which is on a cash basis of accounting.

Amortization of the investment in net profits interest calculated on a unit-of-production basis is charged directly to trust corpus.

MV Oil Trust
NOTES TO STATEMENT OF ASSETS AND TRUST CORPUS (Continued)

NOTE B—TRUST ACCOUNTING POLICIES (Continued)

This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Investment in the net profits interest is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest to the extent that total capitalized costs, less accumulated depreciation, depletion and amortization, exceed undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties.

2.      Use of estimates

The preparation of the statement of assets and trust corpus requires the Trustee to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE C—INCOME TAXES

Tax counsel to the Trust advised the Trust at the time of formation that, under then current tax laws, in its opinion the net profits interest should be treated as a debt instrument for federal income tax purposes, and the Trust should be required to treat a portion of each payment it receives with respect to the net profits interest as interest income in accordance with the “noncontingent bond method” under the original issue discount rules contained in the Internal Revenue Code of 1986, as amended, and the corresponding regulations. Tax counsel to the Trust also advised the Trust at the time of formation that in its opinion the Trust will be treated as a grantor trust for federal income tax purposes. On the basis of this advice, trust unitholders will be considered to own and receive the trust’s assets and income and will be directly taxable thereon as if no trust were in existence.

NOTE D—DISTRIBUTIONS TO UNITHOLDERS

The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 25th day of the month following the end of each quarter to the Trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust during the preceeding quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future liabilities of the Trust.

NOTE E—PUBLIC OFFERING AND SUBSEQUENT EVENT

On December 29, 2006, the registration statement on Form S-1 (Registration No. 333-136609) filed by MV Partners and the Trust in connection with the initial public offering of the trust units was declared effective by the SEC. The registration statement registered for sale to the public 8,625,000 trust units of MV Oil Trust in the aggregate. On January 24, 2007, MV Oil Trust issued 11,500,000 trust units to MV Partners in exchange for the conveyance by MV Partners of the net profits interest discussed in Note A as well as interests in certain hedge contracts entered into by MV Partners. Immediately thereafter, MV Partners sold 7,500,000 of the Trust units in the offering at a price of $20 per unit and the remaining 4,000,000 pro rata to each of the members of MV Partners at a price of $20 per unit. Immediately

MV Oil Trust
NOTES TO STATEMENT OF ASSETS AND TRUST CORPUS (Continued)

NOTE E—PUBLIC OFFERING AND SUBSEQUENT EVENT (Continued)

following the sale by MV Partners to its members, the members of MV Partners sold in the offering 562,500 trust units in the aggregate at a price of $20 per unit. On January 31, 2007, the members of MV Partners sold in the offering an additional 562,500 trust units in the aggregate at a price of $20 per unit.

The first quarterly distribution was $1.0122 per Trust unit and was made on February 23, 2007 to Trust unit holders owning Trust units as of February 15, 2007. This distribution consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the Trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006. Furthermore, this cash payment included 80% of all amounts paid to/by MV Partners from/to hedge contract counterparties for settlements related to the period from July 1, 2006 to December 31, 2006. The second quarterly distribution is expected to be made on or about April 25, 2007 and will include the net proceeds of production collected from January 1, 2007 through March 31, 2007, including all hedge contract settlements.

MV Oil Trust

UNAUDITED PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma statement of assets and trust corpus and unaudited pro forma statement of distributable income for the Trust have been prepared to illustrate the conveyance of the term net profits interest in the underlying properties to the Trust by MV Partners, LLC. The unaudited pro forma statement of assets and trust corpus presents the statement of assets and trust corpus of the Trust as of December 31, 2006, giving effect to the net profits interest conveyance which actually occurred in January 2007 as if it occurred on December 31, 2006. The unaudited pro forma statement of distributable income for the year ended December 31, 2006, gives effect to the net profits interest conveyance as if it occurred on January 1, 2006, reflecting only pro forma adjustments expected to have a continuing impact on the combined results.

These unaudited pro forma financial statements are for informational purposes only. They do not purport to present the results that would have actually occurred had the net profits interest conveyance been completed on the assumed dates or for the period presented, or which may be realized in the future.

To produce the pro forma financial information, management made certain estimates. The accompanying unaudited pro forma statement of assets and trust corpus assumes a December 31, 2006 issuance of 11,500,000 trust units at $20.00 per unit which actually occurred in January 2007. The accompanying unaudited pro forma statement of distributable income for the year ended December 31, 2006 has been prepared assuming trust formation and net profits interest conveyance on January 1, 2006.

These estimates are based on the most recently available information from the actual net profits interest conveyance that took place in January 2007. To the extent there are significant changes in these amounts, the assumptions and estimates herein could change significantly. The unaudited pro forma statement of assets and trust corpus and unaudited pro forma statement of distributable income should be read in conjunction with the historical audited statements of the Trust and the Underlying Properties, including the related notes, included in this Form 10-K.

MV Oil Trust
Unaudited Pro Forma Statement of Assets and Trust Corpus
December 31, 2006

	Historical	Adjustments		Pro Forma
ASSETS
Cash	$1,000	$—		$1,000
Investment in Net Profits Interest	—	50,383,675	(a)	50,383,675
	$1,000	$50,383,675		$50,384,675
TRUST CORPUS
11,500,000 Trust Units Issued and Outstanding	$1,000	$50,383,675		$50,384,675

The accompanying notes are an integral part of the unaudited pro forma financial information.

MV Oil Trust
Unaudited Pro Forma Statement Of Distributable Income
For the year ended December 31, 2006

	Year ended
	December 31,
	2006
Historical results
Income from the net profits interests and hedge and other derivative activities	22,471,372
Pro Forma Adjustments
Less trust general and administative expenses	60,000	(b)
Distributable income	$22,411,372
Distributable income per unit	$1.95

The accompanying notes are an integral part of the unaudited pro forma financial information.

MV Oil Trust
NOTES TO UNAUDITED PRO FORMA FINANCIAL INFORMATION

NOTE A—BASIS OF PRESENTATION

MV Oil Trust (the “Trust”) will own a term net profits interest in oil and gas producing properties located in Kansas and Colorado and owned by MV Partners, LLC. (“MV Partners”). The term net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from these properties. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent have been produced from the underlying properties and sold, and the Trust will soon thereafter wind up its affairs and terminate.

The unaudited pro forma financial information assumes the issuance of 11,500,000 trust units at $20.00 per unit which actually occurred in January 2007.

The Trust was formed on August 3, 2006 under Delaware law to acquire and hold the net profits interest for the benefit of the holders of the trust units. The net profits interest is passive in nature and the trustee has no management control over and no responsibility relating to the operation of the underlying properties.

NOTE B—TRUST ACCOUNTING POLICIES

These unaudited pro forma statements are prepared using the accrual basis information from the historical revenue and direct operating expenses of the underlying properties. The Trust uses the cash basis of accounting to report Trust receipts of the term net profits interest and payments of expenses incurred. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust’s net profits interest which is on a cash basis of accounting. An adjustment is made for the lease equipment cost and lease development expenses which will reduce the cash distributions but are not shown as expenses on the accrual basis historical data.

Investment in the net profits interest is recorded initially at the historic cost of MV Partners and periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest to the extent that total capitalized costs, less accumulated depreciation, depletion and amortization, exceed undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties.

MV Partners believes that the assumptions used provide a reasonable basis for presenting the significant effects directly attributable to this transaction.

This unaudited pro forma financial information should be read in conjunction with the statement of historical revenues and direct operating costs for the underlying properties and related notes for the periods presented.

NOTE C—INCOME TAXES

The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

MV Oil Trust
NOTES TO UNAUDITED PRO FORMA FINANCIAL INFORMATION (Continued)

NOTE D—INCOME FROM NET PROFITS INTEREST AND HEDGE AND OTHER DERIVATIVE ACTIVITIES

Year ended
December 31,
2006
Excess of revenues over direct operating expenses of Underlying Properties including hedge and other derivative activity	$31,118,104
Lease equipment and development costs(1)	(3,028,889)
Excess of revenues over direct operating expenses and lease equipment and development costs	28,089,215
Times net profit interest over the term of the Trust	80%
Income from net profits interest and hedge and other derivative activities	$22,471,372

(1)          Per terms of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

NOTE E—PRO FORMA ADJUSTMENTS

(a)           MV Partners will convey the net profits interest to the Trust in exchange for 11,500,000 trust units.

The net profits interest is recorded at the historical cost of MV Partners (except for the hedge which is valued at the close of business on January 23, 2007, the day before the actual conveyance of the net profits interest) and is calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation, depletion and amortization	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

(b)          The Trust will pay an annual administrative fee to MV Partners, which fee is assumed to total $60,000 in 2006 and will increase by 4% each year beginning in January 2007.

Additionally, the Trust estimates $600,000 annually for general and administrative expenses, which includes the annual fee to the Trustees, legal fees, accounting fees, engineering fees, printing costs and other expenses properly chargeable to the Trust. If the estimated expenses were included in the unaudited pro forma statement of distributable income, the distributable income would be $21,811,372 or $1.90 per unit for the year ended December 31, 2006.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures.   The trustee maintains disclosure controls and procedures designed to ensure that information to be disclosed by the trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the trust is accumulated and communicated by MV Partners to The Bank of New York Trust Company, N.A., as trustee of the trust, and its employees who participate in the preparation of the trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the trustee carried out an evaluation of the trust’s disclosure controls and procedures. Mike Ulrich, as Trust Officer and trustee, has concluded that the disclosure controls and procedures of the trust are effective.

Due to the contractual arrangements of (i) the trust agreement and (ii) the conveyance of the net profits interest, the trustee relies on (A) information provided by MV Partners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the trust’s independent reserve engineers. See Item 1A. Risk Factors “—The Trust and the public trust unitholders have no voting or managerial control with respect to MV Partners, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties.” in this Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a description of certain risks relating to these arrangements and reliance on information when reported by MV Partners to the trustee and recorded in the trust’s results of operation.

Internal Control Over Financial Reporting

This Form 10-K does not include a report of the trust’s assessment regarding internal control over financial reporting or an attestation report of the trust’s registered public accounting firm due to a transition period established by rules of the SEC for newly public entities.

Changes in Internal Control Over Financial Reporting.   During the year ended December 31, 2006, there has been no change in the trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee’s internal control over financial reporting relating to the trust. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The trust has no directors or executive officers. The trustee is a corporate trustee that may be removed by the affirmative vote of the holders of not less than a majority of the outstanding trust units at a meeting at which a quorum is present.

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2006, the trust did not have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934.

Audit Committee and Nominating Committee

Because the trust does not have a board of directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

The trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. However, employees of the trustee must comply with the bank’s code of ethics.

Item 11.  Executive Compensation.

During the year ended December 31, 2006, the trustee did not receive any compensation from the trust. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners.

The following information has been taken from filings with the Securities and Exchange Commission on Forms 3 and 4.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class
MV Energy, LLC(1)	2,875,000	25.0%
VAP-I, LLC(1)	1,437,500	12.5%

(1)          The address of each of MV Energy and VAP-I is 1700 Waterfront, Building 500, Wichita, Kansas 67206.  MV Energy is the managing member of VAP-I.  As a result, MV Energy has sole voting and investment power with respect to the trust units held by VAP-I.  Each of MV Energy and VAP-I is the record owner of 1,437,500 trust units.

(b)          Security Ownership of Management.

Not applicable.

(c)           Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Under the terms of the Conveyance governing the net profits interest and the assignment of the interest in the hedge contracts, MV Partners is obligated to make certain payments to the trust on a quarterly basis.  Please see “Business—Computation of Net Proceeds” for more information about these agreements.

Administrative Services Agreement

The trust has entered into an administrative services agreement with MV Partners that obligates the trust, throughout the term of the trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the trust relating to the net profits interest. The annual fee, payable in equal quarterly installments, would have been a total of $60,000 in 2006, which will increase by 4% each year starting as of January 2007. For the year ended December 31, 2006, the trust paid MV Partners an administrative services fee of $30,000 to reflect the six months ended December 31, 2006. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and MV Partners.

Registration Rights

The trust entered into a registration rights agreement with MV Partners in connection with MV Partners' conveyance to the trust of the net profits interest. In the registration rights agreement, the trust agreed, for the benefit of MV Partners and any transferee of its trust units (each, a "holder"), to register the trust units it holds. Specifically, the trust agreed:

•       subject to certain restrictions, to use its reasonable best efforts to file a registration statement, including, if so requested, a shelf registration statement, with the SEC as promptly as practicable following receipt of a notice requesting the filing of a registration statement from holders representing a majority of the then outstanding registrable trust units;

•       to use its reasonable best efforts to cause the registration statement or shelf registration statement to be declared effective under the Securities Act as promptly as practicable after the filing thereof; and

•       to continuously maintain the effectiveness of the registration statement under the Securities Act for 90 days (or for three years if a shelf registration statement is requested) after the effectiveness thereof or until the trust units covered by the registration statement have been sold pursuant to such registration statement or until all registrable trust units:

•        have been sold pursuant to Rule 144 under the Securities Act if the transferee thereof does not receive "restricted securities;"

•        have been sold in a private transaction in which the transferor's rights under the registration rights agreement are not assigned to the transferee of the trust units; or

•        become eligible for resale pursuant to Rule 144(k) (or any similar rule then in effect under the Securities Act).

The holders will have the right to require the trust to file up to three registration statements and will have piggyback registration rights in certain circumstances.

In connection with the preparation and filing of any registration statement, MV Partners will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the trust, which will be borne by the trustee, and any underwriting discounts and commissions, which will be borne by the seller of the trust units.

Item 14.  Principal Accountant Fees and Services.

The trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the trustee.

The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust’s financial statements for 2006 and fees billed for other services rendered by Grant Thornton LLP.

2006
Audit fees	$31,050
Audit-related fees	—
Tax fees	—
All other fees	—
Total fees	$31,050

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)                   Financial Statements

The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:

Page in this
Form 10-K
Report of Independent Registered Public Accounting Firm	48
Statements of Historical Revenues and Direct Operating Expenses—Underlying Properties	49
Related Notes	50
Report of Independent Registered Public Accounting Firm	54
MV Oil Trust Statement of Assets and Trust Corpus	55
Related Notes	56
Unaudited Pro Forma Financial Information	59
Unaudited Pro Forma Statement of Assets and Trust Corpus	60
Unaudited Pro Forma Statement of Distributable Income	61
Related Notes	62

(a)(2)                   Schedules

Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(a)(3)                   Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MV OIL TRUST
By	THE BANK OF NEW YORK TRUST COMPANY, N.A.
By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President

April 2, 2007

The Registrant, MV Oil Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided. In signing the report above, the trustee does not imply that it has performed any such function or that such function exists pursuant to the terms of the trust agreement under which it serves.

INDEX TO EXHIBITS

Exhibit Number		Description
3.1	—	Certificate of Trust of MV Oil Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (Registration No. 333-136609))
3.2	—

Amended and Restated Trust Agreement, dated January 24, 2007, among MV Partners, LLC, The Bank of New York Trust Company, N.A. and Wilmington Trust Company. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.1	—

Conveyance of Net Profits Interest, dated January 24, 2007, from MV Partners, LLC to The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.2	—

Administrative Services Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.3	—

Registration Rights Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.4	—

Assignment of Hedge Proceeds, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

31.1*	—	Certificate filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certificate furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Filed herewith.