Form 10-Q
period 2007-03-31
MV Oil Trust
filed 2007-05-15
CIK 1371782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from                      to

Commission File Number: 1-33219

MV OIL TRUST

(Exact name of registrant as specified in its charter)

Delaware	06-6554331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Trust Company, N.A., Trustee
Global Corporate Trust 919 Congress Avenue Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

1-800-852-1422

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 15, 2007—11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

MV OIL TRUST
CONDENSED STATEMENT OF DISTRIBUTABLE INCOME
(Unaudited)

Three months
ended
March 31,
2007
Income from net profits interest and hedge and other derivative activities	$11,969,799
Cash withheld for future Trust expenses	(263,590)
General and administrative (includes $30,000 paid to MV Partners)	(65,909)
Distributable income	$11,640,300
Distributions per unit (11,500,000 units issued and outstanding)	$1.0122

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash	$264,590	$1,000
Investment in net profits interest	50,383,675	—
Accumulated amortization	(1,527,079)	—
Total assets	$49,121,186	$1,000
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at March 31, 2007	$49,121,186	$1,000

The accompanying notes are an integral part of these condensed financial statements.

MV OIL TRUST
CONDENSED STATEMENT OF CHANGES IN TRUST CORPUS
(Unaudited)

Three months
ended
March 31,
2007
Trust corpus, January 1, 2007	$1,000
Investment in net profits interest—January 24, 2007	50,383,675
Cash proceeds	11,969,799
Cash distributions	(11,640,300)
Trust expenses	(65,909)
Amortization of net profits interest	(1,527,079)
Trust corpus, March 31, 2007	$49,121,186

The accompanying notes are an integral part of this condensed financial statement.

MV OIL TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization of theTrust

MV Oil Trust (the “Trust”) is a statutory Trust formed on August 3, 2006, under the Delaware Statutory Trust Act pursuant to a Trust Agreement (the “Trust Agreement”) among MV Partners, LLC (“MV Partners”) as trustor, The Bank of New York Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”).

The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders pursuant to a conveyance from MV Partners to the Trust. The term net profits interest is an interest in underlying properties consisting of MV Partner’s net interests in all of its oil and natural gas properties located in the Mid-Continent region in the states of Kansas and Colorado (the “underlying properties”). These oil and gas properties include approximately 995 producing oil and gas wells.

On December 29, 2006, the registration statement on Form S-1 (Registration No. 333-136609) filed by MV Partners and the Trust in connection with the initial public offering of the Trust units was declared effective by the Securities and Exchange Commission. The registration statement registered for sale to the public 8,625,000 Trust units of MV Oil Trust in the aggregate. On January 24, 2007, MV Oil Trust issued 11,500,000 Trust units to MV Partners in exchange for the conveyance by MV Partners of the net profits interest discussed above as well as interests in certain hedge contracts entered into by MV Partners. Immediately thereafter, MV Partners sold 7,500,000 of the Trust units in the offering at a price of $20 per unit and the remaining 4,000,000 pro rata to each of the members of MV Partners at a price of $20 per unit. Immediately following the sale by MV Partners to its members, the members of MV Partners sold in the offering 562,500 Trust units in the aggregate at a price of $20 per unit. On January 31, 2007, the members of MV Partners sold in the offering an additional 562,500 Trust units in the aggregate at a price of $20 per unit.

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

Note 2—Basis of Presentation

The preparation of financial statements requires estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note 3—Trust Accounting Policies

The Trust uses the cash basis of accounting to report Trust receipts of the term net profits interest, receipts under the hedge and other derivative contracts and payments of expenses incurred. The term net profits interest is revenues (oil, gas and natural gas liquid sales net of any payments made in connection with the settlement of the hedge and other derivative contracts) less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment cost and lease development expenses (which are capitalized in financial statements prepared in accordance with generally accepted accounting principles) of the underlying properties times 80% (term net profits interest percentage). In addition, the Trust will be entitled to receive 80% of all payments received by MV Partners upon settlement of the hedge and other derivative contracts. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust’s net profits interest, which is on a cash basis of accounting. Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to MV Partners and out-of-pocket expenses, are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the investment in net profits interest is recorded on a unit-of-production method in the period in which the cash is received with respect to such production; therefore, a statement of cash flows is not presented. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus.

This comprehensive basis of accounting other than generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Investment in the net profits interest is recorded initially at the historical cost of MV Partners and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest to the extent that total capitalized costs, less accumulated depreciation, depletion and amortization, exceed undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties.

Note 4—Net Profits Interest

The net profits interest is recorded at the historical cost of MV Partners and is calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest and Hedge and Other Derivative Activities

Three months ended March 31, 2007
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$15,692,301
Amounts received to settle hedges and other derivatives	519,948
Total of cash receipts over cash disbursements	16,212,249
Times net profits interest over the term of the Trust	80%
Income from net profits interest and hedge and other derivative activities	12,969,799
MV Partners reserve for future capital expenditures(2)	(1,000,000)
Total cash proceeds received by the Trust(3)	$11,969,799

(1)          Per terms of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)          Per terms of the net profits interest, MV Partners can reserve up to $1.0 million for future expenditures at any time.

(3)          The cash proceeds received by the Trust are based upon the cash receipts from MV Partners, LLC for the oil and gas production subsequent to July 1, 2006 and collected by December 31, 2006. The revenues from oil production are typically received one month after production, thus the cash received by the Trust during the quarter ended March 31, 2007 substantially represents the production by MV Partners from July 2006 through November 2006.

Note 6—Income Taxes

The Trust is a Delaware statutory Trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 7—Distributions to Unitholders

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

The first distribution was $1.0122 per Trust unit and was made on February 23, 2007 to Trust unit holders owning Trust units as of February 15, 2007. This distribution consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the Trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006. Furthermore, this cash payment included 80% of all amounts paid to/by MV Partners from/to hedge contract counterparties for settlements related to the period from July 1, 2006 to December 31, 2006.

Note 8—Subsequent Event

The second quarterly distribution was $0.533344609 per Trust unit and was made on April 25, 2007 to Trust unit holders owning Trust units as of April 16, 2007. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2007 through March 31, 2007, including all hedge contract settlements.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The Trust was formed on August 3, 2006. The conveyance of the net profits interest, however, did not occur until January 24, 2007. As a result, the Trust did not recognize any income or make any distributions during the year ended December 31, 2006. The Trust’s first quarterly distribution that was paid on February 23, 2007 consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the Trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006.

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

Results of the Operations for the Quarter Ended March 31, 2007

Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $15,692,301 for the period from July 1, 2006 through December 31, 2006. Included in this amount are payments to settle hedge and other derivatives totaling $1,578,486. In addition, amounts received to settle hedge and other derivatives was $519,948 for the period from July 1, 2006 through December 31, 2006, which resulted in a total cash receipts over cash disbursements of $16,212,249.  The Trust’s net profits interest (80%) of this total was $12,969,799, and was reduced by a reserve for future capital expenditures of $1,000,000, resulting in the income from net profits interest and hedge and other derivative activities of $11,969,799. The Trust’s net profits interest represents the cash proceeds received by the Trust, which is based upon the cash receipts from MV Partners, LLC for the oil and gas production subsequent to July 1, 2006 and collected by December 31, 2006. The revenues from oil production are typically received one month after production, thus the cash received by the Trust during the quarter ended March 31, 2007 substantially represents the production by MV Partners from July 2006 through November 2006. The Trustee has reserved $263,590 for future Trust expenses and paid general and administrative expenses of $65,909 for the quarter ended March 31, 2007, which resulted in distributable income of $11,640,300, or $1.0122 per unit.

Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $6,583,190 for the period from January 1, 2007 through March 31, 2007. In addition, amounts received to settle hedge and other derivatives was $458,639 for the period from January, 1, 2007 through March 31, 2007, which resulted in total cash receipts over cash disbursements of $7,041,829. The Trust’s net profits interest (80%) of this total was $5,633,463, and was increased by application of the reserve for future capital expenditures of $500,000, resulting in income from net profits interest and hedge and other derivative activities of $6,133,463 for the quarter ending June 30, 2007.

The average price received for crude oil sold was $61.98 per Bbl while the average price received for natural gas sold was $5.10 per Mcf for the period from July 1, 2006 through December 31, 2006.

The average price received for crude oil sold was $55.06 per Bbl while the average price received for natural gas sold was $5.62 per Mcf for the period from January 1, 2007 through March 31, 2007.

The overall production sales volumes collected attributable to the 80% net profits interest which is for the oil and gas production subsequent to July 1, 2006 and collected before December 31,2006 were 341,894 Bbls of oil, 34,304 Mcf of natural gas and 2,383 Bbls of natural gas liquids for a total equivalent barrels of oil of 349,160.

The overall production sales volumes collected attributable to the 80% net profits interest which is for the oil and gas production collected during the period from January 1, 2007 through March 31, 2007 were 183,099 Bbls of oil, 18,458 Mcf of natural gas and 948 Bbls of natural gas liquids for a total equivalent barrels of oil of 186,792.

The April 2007 distribution of net profits was impacted by production curtailment during the first quarterly payment period affecting the underlying properties as the result of severe winter storms that severely impacted western Kansas and eastern Colorado. The snow and ice associated with these storms disabled electrical power to the affected underlying properties for an extended period of time and rendered some properties inaccessible. Significant snow accumulations, along with ice and subsequent melting, created difficult working conditions that have extended the curtailment period. It is currently estimated that production from the underlying properties of approximately 32,000 to 36,000 net barrels of oil has been deferred as the result of curtailment due to the storms during the first quarter. Most of the production curtailed as a result of these storms was restored by the end of March 2007, and the storm effects on production from the underlying properties should be greatly reduced during the second quarterly payment period.

The April 2007 distribution of net profits was also impacted by the inclusion of lease maintenance and development costs billed in December 2006. Such costs were included in the calculation of the April 2007 distribution because of the cash method of accounting.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s liabilities for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future liabilities. The Trustee may borrow funds required to pay liabilities if the trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s liability. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than increases due to increases in the general cost of oilfield services.

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

The crude oil swap contracts and costless collar arrangements will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. In a collar arrangement, the counterparty is required to make a payment to MV Partners for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. MV Partners is required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. Neither party is required to make a payment if the settlement price falls between the fixed floor and ceiling prices. From April 1, 2007 through December 31, 2010, MV Partners’ crude oil price risk management positions in swap contracts and collar arrangements are as follows:

	Fixed Price Swaps		Collars
	Volumes	Weighted Average Price	Volumes	Weighted Average Price (Per Bbl)
Month	(Bbls)	(Per Bbl)	(Bbls)	Floor	Ceiling
April 2007	61,000	63.08	10,000	61.00	68.00
May 2007	61,000	62.92	10,000	61.00	68.00
June 2007	61,000	62.76	10,000	61.00	68.00
July 2007	61,000	62.61	10,000	61.00	68.00
August 2007	61,000	62.47	10,000	61.00	68.00

September 2007	61,000	62.33	10,000	61.00	68.00
October 2007	61,000	62.18	10,000	61.00	68.00
November 2007	61,000	62.04	10,000	61.00	68.00
December 2007	61,000	61.89	10,000	61.00	68.00
January 2008	106,167	60.42	—	—	—
February 2008	61,167	58.53	—	—	—
March 2008	61,167	58.53	—	—	—
April 2008	61,167	58.53	—	—	—
May 2008	61,167	58.53	—	—	—
June 2008	61,167	58.53	—	—	—
July 2008	61,167	58.53	—	—	—
August 2008	61,167	58.53	—	—	—
September 2008	61,167	58.53	—	—	—
October 2008	61,167	58.53	—	—	—
November 2008	61,167	58.53	—	—	—
December 2008	61,167	58.53	—	—	—
January 2009	56,500	66.24	—	—	—
February 2009	56,500	66.24	—	—	—
March 2009	56,500	66.24	—	—	—
April 2009	56,500	66.24	—	—	—
May 2009	56,500	66.24	—	—	—
June 2009	56,500	66.24	—	—	—
July 2009	56,500	66.24	—	—	—
August 2009	56,500	66.24	—	—	—
September 2009	56,500	66.24	—	—	—
October 2009	56,500	66.24	—	—	—
November 2009	56,500	66.24	—	—	—
December 2009	56,500	66.24	—	—	—
January 2010	53,150	65.03	—	—	—
February 2010	53,150	65.03	—	—	—
March 2010	53,150	65.03	—	—	—
April 2010	53,150	65.03	—	—	—
May 2010	53,150	65.03	—	—	—
June 2010	53,150	65.03	—	—	—
July 2010	53,150	65.03	—	—	—
August 2010	53,150	65.03	—	—	—
September 2010	53,150	65.03	—	—	—
October 2010	53,150	65.03	—	—	—
November 2010	53,150	65.03	—	—	—
December 2010	53,150	65.03	—	—	—

MV Partners has agreed to convey to the Trust 80% of all proceeds that it receives upon settlement of the hedge contracts. There are certain risks associated with this conveyance in the event that MV Partners becomes involved as a debtor in bankruptcy proceedings. See “Risk Factors—If the financial position of MV Partners degrades in the future, MV Partners may not be able to satisfy its obligations to the Trust” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006. In addition, the aggregate amounts paid by MV Partners on settlement of the hedge contracts will be deducted from the gross proceeds available for payment to the Trust under the net profits interest. See “Business—Computation of Net Proceeds—Net Profits Interest” also contained in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although MV Partners advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006, including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

The only assets of and sources of income to the Trust are cash and the net profits interest, which generally entitle the Trust to receive 80% of the net proceeds from oil and gas production from the underlying properties, and the Trust’s interest in the hedge contracts, which generally entitle the Trust to receive 80% of any proceeds received by MV Partners from the settlement of certain hedges in existence on January 24, 2007. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. For more information regarding the hedge contracts, please see “Management’s Discussion and Analysis and Results of Operation—Hedge and Derivative Contracts” in the Form 10-K for the year ended December 31, 2006.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by MV Partners to The Bank of New York Trust Company, N.A., as Trustee of the Trust,

and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the net profits interest, the Trustee relies on (A) information provided by MV Partners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See Item 1A. Risk Factors “—The Trust and the public trust unitholders have no voting or managerial control with respect to MV Partners, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006, for a description of certain risks relating to these arrangements and reliance on information when reported by MV Partners to the Trustee and recorded in the Trust’s results of operation.

Changes in Internal Control over Financial Reporting.   During the quarter ended March 31, 2007, there has been no change in the trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee’s internal control over financial reporting relating to the Trust. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

PART II—OTHER INFORMATION

Item 1A.                Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A. to Part 1 of its Form 10-K for the year ended December 31, 2006.

Item 6.                        Exhibits.

(Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

Exhibit Number		Description
3.1*	—	Certificate of Trust of MV Oil Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (Registration No. 333-136609))
3.2*	—

Amended and Restated Trust Agreement, dated January 24, 2007, among MV Partners, LLC, The Bank of New York Trust Company, N.A. and Wilmington Trust Company. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.1*	—

Conveyance of Net Profits Interest, dated January 24, 2007, from MV Partners, LLC to The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.2*	—

Administrative Services Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.3*	—

Registration Rights Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.4*	—

Assignment of Hedge Proceeds, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

31	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MV OIL TRUST
By:	The Bank of New York Trust Company, N.A., as Trustee
By:
Mike Ulrich
Vice President

Date: May 15, 2007

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