Form 10-Q
period 2007-06-30
MV Oil Trust
filed 2007-08-14
CIK 1371782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from                      to

Commission File Number: 1-33219

MV OIL TRUST

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-6554331 (I.R.S. Employer Identification No.)
The Bank of New York Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 14, 2007—11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

MV OIL TRUST
CONDENSED STATEMENT OF DISTRIBUTABLE INCOME
(Unaudited)

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2007	2007
Income from net profits interest and hedge and other derivative activities	$6,133,463	$18,103,262
Cash withheld for future Trust expenses	—	(263,590)
Cash on hand used for current Trust expenses	144,894	144,894
General and administrative(1)	(144,894)	(210,803)
Distributable income	$6,133,463	$17,773,763
Distributions per unit (11,500,000 units issued and outstanding)	$0.5333	$1.5455

(1)          Includes $30,000 paid to MV Partners during the three months and $60,000 during the six months ended June 30, 2007.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash	$119,696	$1,000
Investment in net profits interest	50,383,675	—
Accumulated amortization	(2,344,050)	—
Total assets	$48,159,321	$1,000
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at June 30, 2007	$48,159,321	$1,000

The accompanying notes are an integral part of these condensed financial statements.

MV OIL TRUST
CONDENSED STATEMENT OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2007	2007
Trust corpus, beginning of period	$49,121,186	$1,000
Investment in net profits interest—January 24, 2007	—	50,383,675
Cash proceeds	6,133,463	18,103,262
Cash distributions	(6,133,463)	(17,773,763)
Trust expenses	(144,894)	(210,803)
Amortization of net profits interest	(816,971)	(2,344,050)
Trust corpus, June 30, 2007	$48,159,321	$48,159,321

The accompanying notes are an integral part of this condensed financial statement.

MV OIL TRUST
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization of the Trust

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

Note 4—Net Profits Interest

The net profits interest is recorded at the historical cost of MV Partners and is calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest and Hedge and Other Derivative Activities

	Three months ended June 30, 2007	Six months ended June 30, 2007
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	6,583,190	22,275,491
Amounts received to settle hedges and other derivatives	458,639	978,587
Total of cash receipts over cash disbursements	7,041,829	23,254,078
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest and hedge and other derivative activities	5,633,463	18,603,262
MV Partners reserve for future capital expenditures(2)	500,000	(500,000)
Total cash proceeds received by the Trust(3)	6,133,463	18,103,262

(1)          Per terms of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)          Per terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. MV Partners withheld $1.0 million from the first quarter payment. MV Partners utilized $0.5 million of this reserve in connection with the second quarter payment, leaving a balance in the reserve of $0.5 million at June 30, 2007.

(3)          The cash proceeds received by the Trust are based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production, thus the cash received by the Trust during the quarter ended June 30, 2007 substantially represents the production by MV Partners from December 2006 through February 2007. The cash received by the Trust during the six months ended June 30, 2007 substantially represents the production by MV Partners from July 2006 through February 2007.

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

The second quarterly distribution was $0.533344609 per Trust unit and was made on April 25, 2007 to Trust unit holders owning Trust units as of April 16, 2007. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2007 through March 31, 2007, including all hedge contract settlements. This distribution included a payment from MV Partners of $500,000 which had been previously withheld for future expenses.

Note 8—Subsequent Event

The third quarterly distribution was $0.657281318 per Trust unit and was made on July 25, 2007 to Trust unit holders owning Trust units as of July 16, 2007. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2007 through June 30, 2007, including all hedge contract settlements. This distribution was increased by net proceeds from business interruption insurance of $200,000 that MV Partners received from the insurance company for storm damage during the first quarter 2007 as a replacement for lost income. This amount was in addition to the property damage proceeds which were received from the insurance company which were used to reduce costs.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The Trust was formed on August 3, 2006. The conveyance of the net profits interest, however, did not occur until January 24, 2007. As a result, the Trust did not recognize any income or make any distributions during the year ended December 31, 2006. The Trust’s first quarterly distribution was paid on February 23, 2007 and consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the Trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006. The second quarterly distribution was $0.533344609 per Trust unit and was made on April 25, 2007 to Trust unit holders owning Trust units as of April 16, 2007. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2007 through March 31, 2007, including all hedge contract settlements.

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

Results of the Operations for the Quarter Ended June 30, 2007

Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $6,583,190 for the period from January 1, 2007 through March 31, 2007. Included in this amount are payments to settle hedge and other derivatives totaling $17,271. In addition, amounts received to settle hedge and other derivatives was $458,639 for the period from January, 1, 2007 through March 31, 2007, which resulted in total cash receipts over cash disbursements of $7,041,829. The Trust’s net profits interest (80%) of this total was $5,633,463, and was increased by application of the reserve for future capital expenditures of $500,000 resulting in income from net profits interest and hedge and other derivative activities of $6,133,463. The Trust’s net profits interest represents the cash proceeds received by the Trust, which is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production, thus the cash received by the Trust during the quarter ended June 30, 2007 substantially represents the production by MV Partners from December 2006 through February 2007. Trust expenses were paid out of the Trust reserve for the quarter ending June 30, 2007 which resulted in distributable income of $6,133,463 or $0.533344609 per unit.

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

The April 2007 distribution of net profits was impacted by production curtailment during the first quarterly payment period affecting the underlying properties as the result of severe winter storms that severely impacted western Kansas and eastern Colorado. The snow and ice associated with these storms disabled electrical power to the affected underlying properties for an extended period of time and rendered some properties inaccessible. Significant snow accumulations, along with ice and subsequent melting, created difficult working conditions that extended the curtailment period. It is currently estimated that production from the underlying properties of approximately 32,000 to 36,000 net barrels of oil has been deferred as the result of curtailment due to the storms during the first quarter. Most of the production curtailed as a result of these storms was restored by the end of March 2007, and the storm effects on production from the underlying properties was greatly reduced during the second quarterly payment period.

The April 2007 distribution of net profits was also impacted by the inclusion of lease maintenance and development costs billed in December 2006. Such costs were included in the calculation of the April 2007 distribution because of the cash method of accounting.

As noted above, the amounts reflected in the accompanying financial statements for the Trust’s quarter ended June 30, 2007 reflect cash received by the Trust during the quarter. Such cash is primarily derived from production by MV Partners from December 2006 through February 2007. MV Partners distributed cash to the Trust in July 2007 which will be reflected in the Trust’s financial statements for the quarter ended September 30, 2007. The cash distributed to the Trust in July 2007 is primarily derived from production by MV Partners from March 2007 through May 2007. The discussion below relates to cash received by MV Partners during the quarter ended June 30, 2007 and distributed to the Trust in July 2007, which will be reflected in the Trust’s financial statements for the quarter ended September 30, 2007.

Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $8,927,052 for the three months ended June 30, 2007. Included in this amount are payments to settle hedge and other derivatives totaling $214,103. In addition, amounts received to settle hedge and other derivatives was $271,367 for the three months ended June 30, 2007, which resulted in a total cash receipts over cash disbursements of $9,198,419. The Trust’s net profits interest (80%) of this total was $7,358,735, and was increased by net proceeds from business interruption insurance of $200,000, resulting in the income from net profits interest and hedge and other derivative activities of $7,558,735 for the quarter ending September 30, 2007.

The average price received for crude oil sold was $58.23 per Bbl while the average price received for natural gas sold was $6.02 per Mcf for the quarter ended June 30, 2007.

The overall production sales volumes collected attributable to the 80% net profits interest which is for the oil and gas production collected during the quarter ended June 30, 2007 were 207,258 Bbls of oil, 18,186 Mcf of natural gas and 700 Bbls of natural gas liquids for a total equivalent barrels of oil of 210,744.

Results of the Operations for the Six Months Ended June 30, 2007

Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $22,275,491 for the period from July 1, 2006 through March 31, 2007. Included in this amount are payments to settle hedge and other derivatives totaling $1,595,757. In addition, amounts received to settle hedge and other derivatives was $978,587 for the period from July 1, 2006 through March 31, 2007, which resulted in a total cash receipts over cash disbursements of $23,254,078. The Trust’s net profits interest (80%) of this total was $18,603,262. This amount was reduced in the first quarter by a reserve for future capital expenditures of $1,000,000, and increased in the second quarter by a repayment of $500,000 of the reserve resulting in the income from net profits interest and hedge and other derivative activities of $18,103,262. The Trust’s net profits interest represents the cash proceeds received by the Trust, which is based upon the cash receipts from MV Partners for the oil and gas production subsequent to July 1, 2006 and collected by March 31, 2007.

The revenues from oil production are typically received one month after production, thus the cash received by the Trust during the six months ended June 30, 2007 substantially represents the production by MV Partners from July 2006 through February 2007. The Trust’s first quarterly distribution consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the Trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006. The Trustee has reserved $118,696 for future Trust expenses and paid general and administrative expenses of $210,803 for the six months ended June 30, 2007, which resulted in distributable income of $17,773,763, or $1.5455 per unit.

The average price received for crude oil sold was $59.56 per Bbl while the average price received for natural gas sold was $5.28 per Mcf for the period from July 1, 2006 through March 31, 2007.

The overall production sales volumes collected attributable to the 80% net profits interest which is for the oil and gas production subsequent to July 1, 2006 and collected before March 31,2007 were 524,993 Bbls of oil, 52,762 Mcf of natural gas and 3,331 Bbls of natural gas liquids for a total equivalent barrels of oil of 535,952.

As noted above, the amounts reflected in the accompanying financial statements for the Trust’s six month period ended June 30, 2007 reflect cash received by the Trust during the six months. Such cash is primarily derived from production by MV Partners from July 2006 through February 2007. MV Partners distributed cash to the Trust in July 2007 which will be reflected in the Trust’s financial statements for the nine months ended September 30, 2007. The cash distributed to the Trust in July 2007 is primarily derived from production of the underlying properties from March 2007 through May 2007. The discussion below relates to cash received by MV Partners during the six months ended June 30, 2007 and distributed to the Trust in April and July 2007.

Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $15,510,242 for the six months ended June 30, 2007. Included in this amount are payments to settle hedge and other derivatives totaling $231,374. In addition, amounts received to settle hedge and other derivatives was $730,006 for the period from January 1, 2007 through June 30, 2007, which resulted in total cash receipts over cash disbursements of $16,240,248. The Trust’s net profits interest (80%) of this total was $12,992,198. This amount was increased by application of the reserve for future capital expenditures of $500,000 and net proceeds from business interruption insurance of $200,000, resulting in income from net profits interest and hedge and other derivative activities of $13,692,198 for the six months ending June 30, 2007.

The average price received for crude oil sold was $56.74 per Bbl while the average price received for natural gas sold was $5.82 per Mcf for the six months ended June 30, 2007.

The overall production sales volumes collected attributable to the 80% net profits interest which is for the oil and gas production collected during the six months ended June 30, 2007 were 390,357 Bbls of oil, 36,645 Mcf of natural gas and 1,648 Bbls of natural gas liquids for a total equivalent barrels of oil of 397,535.

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

The crude oil swap contracts and costless collar arrangements will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. In a collar arrangement, the counterparty is required to make a payment to MV Partners for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. MV Partners is required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. Neither party is required to make a payment if the settlement price falls between the fixed floor and ceiling prices. From July 1, 2007 through December 31, 2010, MV Partners’ crude oil price risk management positions in swap contracts and collar arrangements are as follows:

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

Changes in Internal Control over Financial Reporting.   During the quarter ended June 30, 2007, there has been no change in the trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

Date: August 14, 2007

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