Form 10-Q
period 2007-09-30
MV Oil Trust
filed 2007-11-14
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 1-33219

MV OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-6554331 (I.R.S. Employer Identification No.)
The Bank of New York Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

1-800-852-1422
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        As of November 14, 2007—11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MV OIL TRUST

CONDENSED STATEMENT OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Income from net profits interest and hedge and other derivative activities	$7,558,735	$25,661,997
Advance from MV Partners	400,000	400,000
Cash withheld for future Trust expenses	—	(263,590)
Cash on hand used for current Trust expenses	15,912	160,806
General and administrative(1)	(415,912)	(626,715)

Distributable income	$7,558,735	$25,332,498

Distributions per unit (11,500,000 units issued and outstanding)	$0.6573	$2.2028

(1)
Includes $0 and $60,000 paid to MV Partners during the three and nine months ended September 30, 2007, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash	$103,784	$1,000
Investment in net profits interest	50,383,675	—
Accumulated amortization	(3,265,719)	—

Total assets	$47,221,740	$1,000

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at September 30, 2007	$47,221,740	$1,000

The accompanying notes are an integral part of these condensed financial statements.

MV OIL TRUST

CONDENSED STATEMENT OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Trust corpus, beginning of period	$48,159,321	$1,000
Investment in net profits interest—January 24, 2007	—	50,383,675
Cash proceeds	7,558,735	25,661,997
Advance from MV Partners	400,000	400,000
Cash distributions	(7,558,735)	(25,332,498)
Trust expenses	(415,912)	(626,715)
Amortization of net profits interest	(921,669)	(3,265,719)

Trust corpus, September 30, 2007	$47,221,740	$47,221,740

The accompanying notes are an integral part of these condensed financial statements.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization of the Trust

        MV Oil Trust (the "Trust") is a statutory Trust formed on August 3, 2006, under the Delaware Statutory Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among MV Partners, LLC ("MV Partners") as trustor, The Bank of New York Trust Company, N.A., as Trustee (the "Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee").

        The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders pursuant to a conveyance from MV Partners to the Trust. The term net profits interest is an interest in underlying properties consisting of MV Partner's net interests in all of its oil and natural gas properties located in the Mid-Continent region in the states of Kansas and Colorado (the "underlying properties"). These oil and gas properties include approximately 995 producing oil and gas wells.

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

        The net profits interest is passive in nature and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners' interest from the sale of production from the underlying properties. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent have been produced from the underlying properties and sold, and the Trust will soon thereafter wind up its affairs and terminate.

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

Note 2—Basis of Presentation

        The preparation of financial statements requires estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2006.

Note 3—Trust Accounting Policies

        The Trust uses the cash basis of accounting to report Trust receipts of the term net profits interest, receipts under the hedge and other derivative contracts and payments of expenses incurred. The term net profits interest is revenues (oil, gas and natural gas liquid sales net of any payments made in connection with the settlement of the hedge and other derivative contracts) less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment cost and lease development expenses (which are capitalized in financial statements prepared in accordance with generally accepted accounting principles) of the underlying properties times 80% (term net profits interest percentage). In addition, the Trust will be entitled to receive 80% of all payments received by MV Partners upon settlement of the hedge and other derivative contracts. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust's net profits interest, which is on a cash basis of accounting. Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to MV Partners and out-of-pocket expenses, are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the investment in net profits interest is recorded on a unit-of-production method in the period in which the cash is received with respect to such production; therefore, a statement of cash flows is not presented. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus.

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

Note 4—Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and is calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest and Hedge and Other Derivative Activities

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	9,177,052	31,452,543
Amounts received to settle hedges and other derivatives	271,367	1,249,954

Total of cash receipts over cash disbursements	9,448,419	32,702,497
Times net profits interest over the term of the Trust	80%	80%

Income from net profits interest and hedge and other derivative activities	7,558,735	26,161,997
MV Partners reserve for future capital expenditures(2)	0	(500,000)

Total cash proceeds received by the Trust(3)	7,558,735	25,661,997

(1)
Per terms of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Per terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. MV Partners withheld $1.0 million from the first quarter payment. MV Partners utilized $0.5 million of this reserve in connection with the second quarter payment, leaving a balance in the reserve of $0.5 million at September 30, 2007.

(3)
The cash proceeds received by the Trust are based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production, thus the cash received by the Trust during the quarter ended September 30, 2007 substantially represents the production by MV Partners from March 2007 through May 2007. The cash received by the Trust during the nine months ended September 30, 2007 substantially represents the production by MV Partners from July 2006 through May 2007.

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

        The third quarterly distribution was $0.657281318 per Trust unit and was made on July 25, 2007 to Trust unit holders owning Trust units as of July 16, 2007. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2007 through June 30, 2007, including all hedge contract settlements. This distribution included net proceeds from business interruption insurance of $200,000 that MV Partners received from the insurance company for storm damage during the first quarter 2007 as a replacement for lost income. This amount was in addition to the property damage proceeds which were received from the insurance company which were used to reduce costs. During this quarter MV Partners advanced the Trust $400,000 to pay Trust expenses.

Note 8—Advance for Trust Expenses

        Under the terms of the Trust agreement, the Trustee is allowed to borrow money to pay Trust expenses. The Trust expense holdback in the third quarter was not sufficient to pay the third quarter expenses, so the Trustee borrowed $400,000 from MV Partners to pay Trust expenses. Since the Trust is on the cash basis of accounting, a liability has not been recorded for this advance. Rather, the advance is shown as an addition to Trust Corpus and will be shown as a reduction to Trust Corpus when it is repaid.

Note 9—Subsequent Event

        The fourth quarterly distribution was $0.65383330 per Trust unit and was made on October 25, 2007 to Trust unit holders owning Trust units as of October 15, 2007. Such distribution included the net proceeds of production collected by MV Partners from July 1, 2007 through September 30, 2007, including all hedge contract settlements. This distribution is net of a reserve for capital expenditures of $250,000 and a repayment of the advance for Trust expenses of $400,000.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The Trust was formed on August 3, 2006. The conveyance of the net profits interest, however, did not occur until January 24, 2007. As a result, the Trust did not recognize any income or make any distributions during the year ended December 31, 2006. The Trust's first quarterly distribution was paid on February 23, 2007 and consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the Trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006. The second quarterly distribution was $0.533344609 per Trust unit and was made on April 25, 2007 to Trust unit holders owning Trust units as of April 16, 2007. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2007 through March 31, 2007, including all hedge contract settlements. The third quarterly distribution was $0.657281318 per Trust unit and was made on July 25, 2007 to Trust unit holders owning Trust units as of July 16, 2007. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2007 through June 30, 2007, including all hedge contract settlements.

        The Trust's purpose is, in general, to hold the net profits interest and the assigned interest in the hedge contracts, to distribute to the Trust unitholders cash that the Trust receives in respect of the net profits interests and the assigned interest in the hedge contracts and to perform certain administrative functions in respect of the net profits interest and the Trust units. The Trust derives substantially all of its income and cash flows from the net profits interest and the hedge contracts.

Results of the Operations for the Quarter Ended September 30, 2007

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $8,927,052 for the three months ended June 30, 2007. Included in this amount are payments to settle hedge and other derivatives totaling $214,103. In addition, amounts received to settle hedge and other derivatives was $271,367 for the three months ended June 30, 2007, which resulted in a total cash receipts over cash disbursements of $9,198,419. The Trust's net profits interest (80%) of this total was $7,358,735, and was increased by net proceeds from business interruption insurance of $200,000, resulting in the income from net profits interest and hedge and other derivative activities of $7,558,735. The Trust incurred general and administrative expenses of $415,912 and borrowed $400,000 from MV Partners in addition to using cash on hand of $15,912 to pay expenses. Distributable income for the quarter ended September 30, 2007 was $7,558,735.

        The average price received for crude oil sold was $58.23 per Bbl while the average price received for natural gas sold was $6.02 per Mcf for the quarter ended June 30, 2007.

        The overall production sales volumes collected attributable to the 80% net profits interest for the oil and gas production collected during the quarter ended June 30, 2007 were 207,258 Bbls of oil, 18,186 Mcf of natural gas and 700 Bbls of natural gas liquids for a total equivalent barrels of oil of 210,744.

        As noted above, the amounts reflected in the accompanying financial statements for the Trust's quarter ended September 30, 2007 reflect cash received by the Trust during the quarter. Such cash is primarily derived from production by MV Partners from March 2007 through May 2007. MV Partners distributed cash to the Trust in October 2007 which will be reflected in the Trust's financial statements for the quarter ended December 31, 2007. The cash distributed to the Trust in October 2007 is primarily derived from production by MV Partners from June 2007 through August 2007. The discussion below relates to cash received by MV Partners during the quarter ended September 30, 2007 and distributed to the Trust in October 2007, which will be reflected in the Trust's financial statements for the year ended December 31, 2007.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $10,211,354 for the three months ended September 30, 2007 for MV Partners. Included in this amount are payments to settle hedge and other derivatives totaling $1,703,307. There were no amounts received to settle hedge and other derivatives for the three months ended September 30, 2007. The Trust's net profits interest (80%) of this total was $8,169,083, and was decreased by the reserve for capital expenditures of $250,000, resulting in the income from net profits interest and hedge and other derivative activities of $7,919,083. The Trust made a repayment of the advance for Trust expenses of $400,000 resulting in distributable income of $7,519,083.

        The average price received for crude oil sold was $65.75 per Bbl while the average price received for natural gas sold was $5.84 per Mcf for the quarter ended September 30, 2007.

        The overall production sales volumes collected attributable to the 80% net profits interest for the oil and gas production collected during the quarter ended September 30, 2007 were 206,397 Bbls of oil, 19,930 Mcf of natural gas and 1,254 Bbls of natural gas liquids for a total equivalent barrels of oil of 210,534.

Results of the Operations for the Nine Months Ended September 30, 2007

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $31,202,543 for the period from July 1, 2006 through June 30, 2007. Included in this amount are payments to settle hedge and other derivatives totaling $1,809,860. In addition, amounts received to settle hedge and other derivatives was $1,249,954 for the period from July 1, 2006 through June 30, 2007, which resulted in a total cash receipts over cash disbursements of $32,452,497. The Trust's net profits interest (80%) of this total was $25,961,997. This amount was reduced in the first quarter by a reserve for future capital expenditures of $1,000,000, and increased in the second and third quarters by a repayment of $500,000 of the reserve and net proceeds from business interruption insurance of $200,000, respectively, resulting in the income from net profits interest and hedge and other derivative activities of $25,661,997. The Trust's net profits interest represents the cash proceeds received by the Trust, which is based upon the cash receipts from MV Partners for the oil and gas production subsequent to July 1, 2006 and collected by June 30, 2007.

        The revenues from oil production are typically received one month after production, thus the cash received by the Trust during the nine months ended September 30, 2007 substantially represents the production by MV Partners from July 2006 through May 2007. The Trust's first quarterly distribution consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the Trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006. The Trustee has reserved $102,784 for future Trust expenses and paid general and administrative expenses of $626,715 for the nine months ended September 30, 2007, which resulted in distributable income of $25,332,498, or $2.2028 per unit.

        The average price received for crude oil sold was $59.19 per Bbl while the average price received for natural gas sold was $5.47 per Mcf for the period from July 1, 2006 through June 30, 2007.

        The overall production sales volumes collected attributable to the 80% net profits interest for the oil and gas production subsequent to July 1, 2006 and collected before June 30,2007 were 732,250 Bbls of oil, 70,949 Mcf of natural gas and 4,031 Bbls of natural gas liquids for a total equivalent barrels of oil of 746,695.

        As noted above, the amounts reflected in the accompanying financial statements for the Trust's nine month period ended September 30, 2007 reflect cash received by the Trust during the nine months. Such cash is primarily derived from production by MV Partners from July 2006 through May 2007. MV Partners distributed cash to the Trust in October 2007 which will be reflected in the Trust's financial statements for the quarter ended December 31, 2007. The cash distributed to the Trust in October 2007 is primarily derived from production of the underlying properties from June 2007 through August 2007. The discussion below relates to cash received by MV Partners during the nine months ended September 30, 2007 and distributed to the Trust in April, July and October 2007.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $25,721,596 for the nine months ended September 30, 2007. Included in this amount are payments to settle hedge and other derivatives totaling $1,934,681. In addition, amounts received to settle hedge and other derivatives was $730,006 for the period from January 1, 2007 through September 30, 2007, which resulted in total cash receipts over cash disbursements of $26,451,602. The Trust's net profits interest (80%) of this total was $21,161,281. This amount was increased by application of the reserve for future capital expenditures of $250,000 and net proceeds from business interruption insurance of $200,000, resulting in income from net profits interest and hedge and other derivative activities of $21,611,281 for the nine months ended September 30, 2007.

        The average price received for crude oil sold was $59.86 per Bbl while the average price received for natural gas sold was $5.83 per Mcf for the nine months ended September 30, 2007.

        The overall production sales volumes collected attributable to the 80% net profits interest for the oil and gas production collected during the nine months ended September 30, 2007 were 596,754 Bbls of oil, 56,575 Mcf of natural gas and 2,902 Bbls of natural gas liquids for a total equivalent barrels of oil of 608,069.

Liquidity and Capital Resources

        Other than Trust administrative expenses, including any reserves established by the trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust's liabilities for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future liabilities. The Trustee may borrow funds required to pay liabilities if the trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's liability. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

        Income to the Trust from the net profits interest is based on the calculation and definitions of "gross proceeds" and "net proceeds" contained in the conveyance.

        As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than increases due to increases in the general cost of oilfield services.

        The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust's liquidity or the availability of capital resources.

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

        From October 1, 2007 through December 31, 2010, MV Partners' crude oil price risk management positions in swap contracts and collar arrangements are as follows:

	Fixed Price Swaps		Collars
				Weighted Average Price (Per Bbl)
Month	Volumes (Bbls)	Weighted Average Price (Per Bbl)	Volumes (Bbls)
				Floor	Ceiling
October 2007	61,000	62.18	10,000	61.00	68.00
November 2007	61,000	62.04	10,000	61.00	68.00
December 2007	61,000	61.89	10,000	61.00	68.00
January 2008	106,167	60.42	—	—	—

February 2008	61,167	58.53	—	—	—
March 2008	61,167	58.53	—	—	—
April 2008	61,167	58.53	—	—	—
May 2008	61,167	58.53	—	—	—
June 2008	61,167	58.53	—	—	—
July 2008	61,167	58.53	—	—	—
August 2008	61,167	58.53	—	—	—
September 2008	61,167	58.53	—	—	—
October 2008	61,167	58.53	—	—	—
November 2008	61,167	58.53	—	—	—
December 2008	61,167	58.53	—	—	—
January 2009	56,500	66.24	—	—	—
February 2009	56,500	66.24	—	—	—
March 2009	56,500	66.24	—	—	—
April 2009	56,500	66.24	—	—	—
May 2009	56,500	66.24	—	—	—
June 2009	56,500	66.24	—	—	—
July 2009	56,500	66.24	—	—	—
August 2009	56,500	66.24	—	—	—
September 2009	56,500	66.24	—	—	—
October 2009	56,500	66.24	—	—	—
November 2009	56,500	66.24	—	—	—
December 2009	56,500	66.24	—	—	—
January 2010	53,150	65.03	—	—	—
February 2010	53,150	65.03	—	—	—
March 2010	53,150	65.03	—	—	—
April 2010	53,150	65.03	—	—	—
May 2010	53,150	65.03	—	—	—
June 2010	53,150	65.03	—	—	—
July 2010	53,150	65.03	—	—	—
August 2010	53,150	65.03	—	—	—
September 2010	53,150	65.03	—	—	—
October 2010	53,150	65.03	—	—	—
November 2010	53,150	65.03	—	—	—
December 2010	53,150	65.03	—	—	—

        MV Partners has agreed to convey to the Trust 80% of all proceeds that it receives upon settlement of the hedge contracts. There are certain risks associated with this conveyance in the event that MV Partners becomes involved as a debtor in bankruptcy proceedings. See "Risk Factors—If the financial position of MV Partners degrades in the future, MV Partners may not be able to satisfy its obligations to the Trust" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2006. In addition, the aggregate amounts paid by MV Partners on settlement of the hedge contracts will be deducted from the gross proceeds available for payment to the Trust under the net profits interest. See "Business—Computation of Net Proceeds—Net Profits Interest" also contained in the Trust's Annual Report on Form 10-K for the year ended December 31, 2006.

Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although MV Partners advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2006, including under the section "Item 1A. Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

        The only assets of and sources of income to the Trust are cash and the net profits interest, which generally entitle the Trust to receive 80% of the net proceeds from oil and gas production from the underlying properties, and the Trust's interest in the hedge contracts, which generally entitle the Trust to receive 80% of any proceeds received by MV Partners from the settlement of certain hedges in existence on January 24, 2007. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. For more information regarding the hedge contracts, please see "Management's Discussion and Analysis and Results of Operation—Hedge and Derivative Contracts" in the Form 10-K for the year ended December 31, 2006.

Item 4.        Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by MV Partners to The Bank of New York Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

        Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the net profits interest, the Trustee relies on (A) information provided by MV Partners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See Item 1A. Risk Factors "—The Trust and the public trust unitholders have no voting or managerial control with respect to MV Partners, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2006, and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2006, for a description of certain risks relating to these arrangements and reliance on information when reported by MV Partners to the Trustee and recorded in the Trust's results of operations.

        Changes in Internal Control over Financial Reporting.    During the quarter ended September 30, 2007, there has been no change in the trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee's internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

PART II—OTHER INFORMATION

Item 1A.     Risk Factors.

        There have not been any material changes from the risk factors previously disclosed in the Trust's response to Item 1A. to Part 1 of its Form 10-K for the year ended December 31, 2006.

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

Date: November 14, 2007

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

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
MV OIL TRUST CONDENSED STATEMENT OF DISTRIBUTABLE INCOME (Unaudited)
CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS
MV OIL TRUST CONDENSED STATEMENT OF CHANGES IN TRUST CORPUS (Unaudited)
MV OIL TRUST NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES