Form 10-K
period 2007-12-31
MV Oil Trust
filed 2008-03-17
CIK 1371782

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
for The Fiscal Year Ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File Number 1-33219

MV OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-6554331 (I.R.S. Employer Identification No.)
The Bank of New York Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Austin, Texas (Address of principal executive offices)	78701 (Zip Code)
Registrant's telephone number, including area code: (800) 852-1422

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the 8,625,000 Units of Beneficial Interest in MV Oil Trust held by non-affiliates of the registrant at the closing sales price on June 29, 2007 of $22.34 was approximately $192,682,500.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of March 14, 2008, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

Documents Incorporated By Reference: None

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements about MV Partners, LLC, which we refer to herein as "MV Partners," and MV Oil Trust, which we refer to herein as the "trust," that are subject to risks and uncertainties and that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this document, including, without limitation, statements under "Business" and "Risk Factors" regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of MV Partners and the trust, are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Forward-looking statements are subject to risks and uncertainties and include statements pertaining to future development activities and costs and other statements in this Form 10-K that are prospective and constitute forward-looking statements.

        When used in this document, the words "believes," "expects," "anticipates," "intends" or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, and MV Partners and the trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

  •
  inflation.

        This Form 10-K describes other important factors that could cause actual results to differ materially from expectations of MV Partners and the trust, including under the heading "Risk Factors." All written and oral forward-looking statements attributable to MV Partners or the trust or persons acting on behalf of MV Partners or the trust are expressly qualified in their entirety by such factors.

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

        Estimated Future Net Revenues—Also referred to as "estimated future net cash flows." The result of applying current prices of oil, natural gas and natural gas liquids to estimated future production from oil, natural gas and natural gas liquids proved reserves, reduced by estimated future expenditures, based on current costs to be incurred, in developing and producing the proved reserves, excluding overhead.

        Farm-in or Farm-out Agreement—An agreement under which the owner of a working interest in an oil or natural gas lease typically assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" while the interest transferred by the assignor is a "farm-out."

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

        Net Revenue Interest—An interest in all oil, natural gas and natural gas liquids produced and saved from, or attributable to, a particular property, net of all royalties, overriding royalties, net profits interests, carried interests, reversionary interests and any other burdens to which the person's interest is subject.

        Plugging and Abandonment—Activities to remove production equipment and seal off a well at the end of a well's economic life.

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

        Standardized Measure of Discounted Future Net Cash Flows—Also referred to herein as "standardized measure." It is the present value of estimated future net revenues computed by discounting estimated future net revenues at a rate of 10% annually.

        The Financial Accounting Standards Board requires disclosure of standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities, per paragraph 30 of Statement of Financial Accounting Standards No. 69, as follows:

          A standardized measure of discounted future net cash flows relating to an enterprise's interests in (a) proved oil and gas reserves and (b) oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the enterprise participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves shall be disclosed as of the end of the year. The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes. The following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed:

            a.    Future cash inflows.    These shall be computed by applying year-end prices of oil and gas relating to the enterprise's proved reserves to the year- end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

            c.    Future income tax expenses.    These expenses shall be computed by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to the enterprise's proved oil and gas reserves, less the tax basis of the properties involved. The future income tax expenses shall give effect to tax deductions, tax credits and allowances relating to the enterprise's proved oil and gas reserves.

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

PART I

Item 1.    Business

General

        MV Oil Trust, which we refer to as the "trust," was formed in August 2006, by MV Partners, LLC, which we refer to as "MV Partners."

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

        The trustee does not maintain a website for filings by the trust with the Securities and Exchange Commission, which we refer to as the "SEC." Electronic filings by the trust with the SEC are available free of charge through the SEC's website at www.sec.gov.

        As of December 31, 2006, the trust had no assets other than $1,000 cash and had conducted no operations other than in connection with the initial public offering of the units of beneficial interest in the trust, which are referred to herein as the "trust units." On January 24, 2007, MV Partners and the trust completed the initial public offering of trust units. In connection with the completion of the initial public offering of trust units, on January 24, 2007, MV Partners conveyed a term net profits interest to the trust that represents the right to receive 80% of the net proceeds (calculated as described below) from all of MV Partners' interests in oil and natural gas properties as of January 24, 2007, which is referred to herein as the "net profits interest." These properties are located in the Mid-Continent region in the States of Kansas and Colorado. MV Partners' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of January 24, 2007, is referred to herein as the "underlying properties." As of December 31, 2007, the underlying properties produced predominantly oil from 994 wells, and the projected reserve life of the underlying properties was in excess of 50 years. Based on the summary prepared by Cawley, Gillespie & Associates, Inc. of its reserve report as of December 31, 2007 for the trust, which is summarized herein under "—Description of the Underlying Properties—Reserves" and is referred to herein as the "reserve report," the net profits interest would entitle the trust to receive net proceeds from the sale of production of not less than 11.5 MMBoe of proved reserves during the term of the trust, calculated as 80% of the proved reserves attributable to the underlying properties expected to be produced during the term of the trust. Of these reserves, approximately 85% were classified as proved developed producing reserves as of December 31, 2007. Production from the underlying properties for the year ended December 31, 2007, was approximately 98% oil and approximately 2% natural gas and natural gas liquids. The underlying properties are all located in mature fields that are characterized by long production histories and numerous additional development opportunities to help reduce the natural decline in production from the underlying properties.

        The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest). The gross proceeds used to calculate the net profits interest is based on prices realized for oil, natural gas and natural gas liquids attributable to the underlying properties for each calendar quarter during the term of the net profits interest. MV Partners deducts from the gross proceeds all hedge payments made by MV Partners to hedge contract counterparties upon monthly settlements of existing hedge contracts and derivatives to which MV

Partners was a party as of January 24, 2007, which is referred to herein as the "hedge contracts." In addition, in connection with the conveyance of the net profits interest, on January 24, 2007, MV Partners also assigned to the trust the right to receive 80% of all amounts payable to MV Partners from hedge contract counterparties upon monthly settlements of the hedge contracts. In calculating the net proceeds used to calculate the net profits interest, MV Partners deducts from the gross proceeds from the underlying properties all lease operating expenses, maintenance expenses and capital expenditures (including the cost of workovers and recompletions, drilling costs and development costs), amounts that may be reserved for future capital expenditures (which reserve amounts may not exceed $1.0 million in the aggregate at any given time), post-production costs and production and property taxes paid by MV Partners.

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

        The trust will make quarterly cash distributions of substantially all of its quarterly cash receipts, after deduction of fees and expenses for the administration of the trust, to holders of its trust units during the term of the trust. The trust's first quarterly distribution consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006. Furthermore, the cash payment included 80% of all amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from July 1, 2006 through December 31, 2006. As a result of the long period of time that was included in the first quarterly distribution, subsequent quarterly distributions are likely to be less than the initial distribution. Because payments to the trust will be generated by depleting assets and the trust has a finite life with the production from the underlying properties diminishing over time, a portion of each distribution will represent a return of the original investment in the trust units.

        The trust was created to acquire and hold the net profits interest for the benefit of the trust unitholders. The net profits interest is passive in nature and neither the trust nor the trustee has any control over or responsibility for costs relating to the operation of the properties comprising the underlying properties. The business and affairs of the trust are managed by the trustee, and MV Partners and its affiliates have no ability to manage or influence the operations of the trust. The properties comprising the underlying properties for which MV Partners is designated as the operator are currently operated on a contract operator basis by Vess Oil Corporation, which we refer to as "Vess Oil," and Murfin Drilling Company, Inc., which we refer to as "Murfin Drilling," each of which is an affiliate of MV Energy, LLC, the sole manager of MV Partners. MV Partners does not as a matter of course make public projections as to future sales, earnings or other results relating to the underlying properties.

Description of the Trust Units

        Each trust unit is a unit of the beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 11,500,000 trust units outstanding as of March 14, 2008.

Distributions and Income Computations

        Each quarter, the trustee will determine the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the trustee) that quarter, over the trust's liabilities for that quarter. Available funds will be reduced by any cash the trustee decides to hold as a reserve against future liabilities. It is expected that quarterly cash distributions during the term of the trust will be made by the trustee on or before the 25th day of the month following the end of each quarter to the trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day). The first distribution was $1.0122 per unit and was made on February 23, 2007 to trust unitholders owning trust units on February 15, 2007.

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

        The fourth quarterly distribution was $0.65383330 per trust unit and was made on October 25, 2007 to trust unit holders owning trust units as of October 15, 2007. Such distribution included the net proceeds of production collected by MV Partners from July 1, 2007 through September 30, 2007, including all hedge contract settlements. This distribution is net of a reserve for capital expenditures of $250,000 and a net repayment of the advance for trust expenses of $370,000.

        Unless otherwise advised by counsel or the IRS, the trustee will treat the income and expenses of the trust for each quarter as belonging to the trust unitholders of record on the quarterly record date. For federal income tax purposes, trust unitholders must take into account items of income, gain, loss, deduction and credit consistent with their methods of accounting and without regard to the taxable year or accounting method employed by the trust and without regard to the quarter the trust makes distributions related to those items to the trust unitholders. Variances between taxable income and cash distributions may occur. For example, the trustee could establish a reserve in one quarter using funds that would be included in income in the quarter in which the reserve is created but may not result in a tax deduction or a distribution until a later quarter or possibly in a later taxable year. Similarly, the trustee could also make a payment in one quarter that would be amortized for income tax purposes over several quarters. See "—Federal Income Tax Matters."

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

        The amounts paid to the trust for the net profits interest are based on the definitions of "gross proceeds" and "net proceeds" contained in the conveyance and described below. Under the conveyance, net proceeds are computed quarterly, and 80% of the aggregate net proceeds attributable to a computation period will be paid to the trust on or before the 25th day of the month following the computation period. MV Partners will not pay to the trust any interest on the net proceeds held by MV Partners prior to payment to the trust. The trustee will make distributions to trust unitholders quarterly. See "—Description of the Trust Units—Distributions and Income Computations."

        "Gross proceeds" means:

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

        "Net proceeds" means gross proceeds less the following:

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

        During each twelve-month period beginning on the later to occur of (1) June 30, 2023 and (2) the time when 13.2 MMBoe have been produced from the underlying properties and sold (which is the equivalent of 10.6 MMBoe in respect of the net profits interest) (in either case, the "Capital Expenditure Limitation Date"), the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for such twelve-month period may not exceed the Average Annual Capital Expenditure Amount. The "Average Annual Capital Expenditure Amount" means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three twelve-month periods ending on the Capital Expenditure Limitation Date, divided by (y) three. Commencing on the Capital Expenditure Limitation Date, and each anniversary of the Capital Expenditure Limitation Date thereafter, the Average Annual Capital Expenditure Amount will be increased by 2.5% to account for expected increased costs due to inflation.

        As is customary in the oil and natural gas industry, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $2.3 million in 2007 for all of the properties comprising the underlying properties for which MV Partners was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

        In the event that the net proceeds for any computation period is a negative amount, the trust will receive no payment for that period, and any such negative amount plus accrued interest will be deducted from gross proceeds in the following computation period for purposes of determining the net proceeds for that following computation period.

        Gross proceeds and net proceeds are calculated on a cash basis.

Hedge Contracts

        MV Partners has entered into certain hedge contracts related to the oil production from the underlying properties for the years 2008 through 2010. For the year 2008, MV Partners has entered into swap contracts at prices ranging from $56 to $63 per barrel of oil that hedge approximately 83% of expected production from the underlying properties that are classified as proved developed producing in the reserve report. For the years 2009 and 2010, MV Partners has entered into swap contracts at prices ranging from $63 to $71 per barrel of oil that hedge approximately 79% of expected production from the underlying properties that are classified as proved developed producing in the reserve report. MV Partners has assigned to the trust the right to receive 80% of all payments payable to MV Partners from hedge contract counterparties upon monthly settlements of the hedge contracts. From January 1, 2008 through December 31, 2010, MV Partners' crude oil price risk management positions in swap contracts are as follows:

	Fixed Price Swaps
Year Ended December 31,	Volumes (Bbls)	Weighted Average Price (Per Bbl)
2008	779,000	58.79
2009	678,000	66.24
2010	637,800	65.03

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

        The conveyance generally permits MV Partners to transfer without the consent or approval of the trust unitholders all or any part of its interest in the underlying properties, subject to the net profits interest. The trust unitholders are not entitled to any proceeds of a sale or transfer of MV Partners' interest unless the trust is required to sell the net profits interest as to such interest. Following a sale or transfer, the underlying properties will continue to be subject to the net profits interest, and the net proceeds attributable to the transferred property will be calculated as part of the computation of net proceeds described in this Form 10-K.

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

Federal Income Tax Matters

        Tax counsel to the trust advised the trust at the time of formation that, for federal income tax purposes, in its opinion the trust will be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS with respect to the federal income tax treatment of the trust, including as to the status of the trust as a grantor trust for such purposes. Thus, no assurance can be provided that the tax treatment of the trust would be sustained by a court if contested by the IRS or another tax authority. As a grantor trust, the trust will not be subject to federal income tax at the trust level. Rather, each trust unitholder will be considered for federal income tax purposes to own its proportionate share of the trust's assets directly as though no trust were in existence. Thus, each trust unitholder will be subject to tax on its proportionate share of the income and gain attributable to the assets of the trust and will be entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the trust, subject to applicable limitations, in accordance with the trust unitholder's tax method of accounting and without regard to the taxable year or accounting method employed by the trust.

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

        Tax counsel to the trust also advised the trust at the time of formation that, for federal income tax purposes, based upon representations made by MV Partners regarding the expected economic life of the underlying properties and the expected duration of the net profits interest, in its opinion the net profits interest should be treated as a "production payment" under Section 636 of the Internal Revenue Code of 1986, as amended, or otherwise as a debt instrument. On the basis of that advice, the trust will treat the net profits interest as indebtedness subject to tax regulations applicable to contingent payment debt instruments, and by purchasing trust units, a trust unitholder will agree to be bound by the trust's application of those regulations, including the trust's determination of the rate at which interest will be deemed to accrue on the net profits interest. No assurance can be given that the IRS or another taxing authority will not assert that the net profits interest should be treated differently. Any such different treatment could affect the timing and character of income, gain or loss in respect of an investment in trust units and could require a trust unitholder to accrue income at a rate different than that determined by the trust.

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

Post - 2006 Reporting requirements for widely-held fixed investment trusts

        Under new IRS regulations, effective for the trust tax reporting requirements after December 31, 2006, the trust is classified as a widely-held fixed investment trust (WHFIT). Effective for the calendar year ended December 31, 2007, the trust will no longer be required to file an information return reporting the items of income, credit or deduction that would be allocated to the unitholders based on their investment in the trust. Effective for 2007 and subsequent years, the regulations require the sharing of tax information among trustees and intermediaries that hold a trust interest on behalf of or for the account of a beneficial owner or any representative or agent of a trust interest holder of fixed investment trusts that are classified as widely-held fixed investment trusts. The new reporting requirements provide for the dissemination of trust tax information by the trustee to intermediaries who are ultimately responsible for reporting the investor-specific information through Forms 1099 to the investors and the Internal Revenue Service. Every trustee or intermediary that is required to file a Form 1099 for a trust interest holder must furnish a written tax information statement that is in support of the amounts as reported on the applicable Form 1099 to the trust interest holder. Any generic tax information provided by the trustee of MV Oil Trust is intended to be used only to assist unitholders in the preparation of their 2007 federal and state income tax returns.

Available Trust Tax Information

        In compliance with the new reporting requirements for widely-held fixed investment trusts and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet which is intended to be used only to assist unitholders in the preparation of their 2007 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at www.businesswire.com/cnn/mvo.htm.

Description of the Underlying Properties

        The underlying properties consist of MV Partners' net interests in all of its oil and natural gas properties as of January 24, 2007, which properties are located in the Mid-Continent region in the

States of Kansas and Colorado. Affiliates of MV Partners are currently the operators or contract operators of substantially all of the properties comprising the underlying properties.

        MV Partners' interests in the properties comprising the underlying properties require MV Partners to bear its proportionate share, along with the other working interest owners, of the costs of development and operation of such properties. The properties comprising the underlying properties are burdened by non-working interests owned by third parties, consisting primarily of royalty interests retained by the owners of the land subject to the working interests. These landowners' royalty interests typically entitle the landowner to receive 12.5% of the revenue derived from oil and natural gas production resulting from wells drilled on the landowner's land, without any deduction for drilling costs or other costs related to production of oil and natural gas. A working interest percentage represents a working interest owner's proportionate ownership interest in a property in relation to all other working interest owners in that property, whereas a net revenue interest percentage is a working interest owner's percentage of production after reducing such percentage by the percentage of burdens on such production such as royalties and overriding royalties.

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

Reserves

        Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, estimated oil, natural gas and natural gas liquid reserves attributable to the trust's term net profits interest in the underlying properties as of December 31, 2007. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates.

        The discounted estimated future net revenues presented below were prepared using assumptions required by the SEC. Except to the extent otherwise described below, these assumptions include the use of prices for oil, natural gas and natural gas liquids as of December 31, 2007, of $91.01 per Bbl of oil, $6.43 per Mcf of natural gas and $78.41 per Bbl of natural gas liquids, net of pricing differentials, as well as costs for estimated future development and production expenditures to produce the proved reserves as of December 31, 2007. Because oil, natural gas and natural gas liquid prices are influenced by many factors, use of prices as of December 31, 2007, as required by the SEC, may not be the most accurate basis for estimating future revenues of reserve data. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal or state income taxes with respect to the future net cash flows attributable to the underlying properties because future net revenues are not subject to taxation at the trust level.

        Proved Reserves of MV Oil Trust.    The following table sets forth, as of December 31, 2007, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

MV Oil Trust
(in thousands, except Bbl, Mcf and Boe amounts)
Proved Reserves:
Oil (MBbls)	10,170
Natural gas (MMcf)	827
Natural gas liquids (MBbls)	45
Oil equivalents (MBoe)	10,337
Future net revenues	$662,844
Standardized measure(1)(2)	$367,209

    (1)
    The present value of future net revenues for the trust was determined using a discount rate of 10% per annum.

    (2)
    As of December 31, 2007, MV Oil Trust is treated as a grantor trust for federal income tax purposes and all income and expenses are reported to the individual unit holders. Accordingly, no provision for federal or state income taxes has been provided. Therefore, the standardized measure of MV Oil Trust is equal to the PV-10, which totaled approximately $367.2 million as of December 31, 2007.

        Information concerning historical changes in net proved reserves attributable to the trust, and the calculation of the standardized measure of discounted future net revenues related thereto, is contained in Note K to the financial statements of the trust included in this Form 10-K. MV Partners has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

        The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.

	MV Oil Trust
	Oil (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2006(1)	11,076	923	70	11,275
Revisions, extensions, discoveries and additions	(119)	(16)	(21)	(135)
Production	(787)	(80)	(4)	(803)

Balance, December 31, 2007	10,170	827	45	10,337

Proved Developed Reserves:
Balance, December 31, 2006	9,555	923	70	9,755
Balance, December 31, 2007	8,730	827	45	8,897

(1)
The conveyance of the net profits interest took place on January 24, 2007, however the reserves are presented as of December 31, 2006. MV Oil Trust also received revenue associated with the production for the months of July through December 2006.

        The reserves above represent the trust's 80% net profits interest in the underlying properties for the remainder of the term of the trust.

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2007 for the remainder of the term of the trust, as presented in the summary prepared by Cawley, Gillespie & Associates, Inc. of its reserve report as of December 31, 2007 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	10,801.3	111.2	1,800.2	12,712.8
Gas (MMcf)	884.3	149.1	0.0	1,033.4
NGL (MBbl)	56.1	0.0	0.0	56.1
Revenue
Oil	$983,029.6	$10,123.2	$163,839.1	$1,156,991.9
Gas	5,703.9	969.3	0.0	6,673.2
NGL	4,413.8	0.0	0.0	4,413.8
Severance Taxes	5,182.5	397.3	7,063.4	12,643.2
Ad Valorem Taxes	30,993.6	270.1	4,899.3	36,162.9
Operating Expenses	197,286.1	2,100.5	16,629.3	216,016.0
Workover Expenses	16,147.9	0.0	0.0	16,147.9
COPAS	38,001.5	212.1	2,052.4	40,266.0
Investments	0.0	1,137.0	17,151.0	18,288.0
80% NPI Net Operating Income (1)	$564,428.4	$5,580.4	$92,835.0	$662,843.9
80% Net Profits Interest (NPI)(2)	$313,501.8	$3,128.9	$50,578.2	$367,209.0

(1)
Before interest and taxes.

(2)
Discounted at 10%.

        The net profits interest entitles the trust to receive 80% of the net proceeds attributable to MV Partners' interest from the sale of production from the underlying properties. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold, and the trust will soon thereafter wind up its affairs and terminate. For the reserve report, Cawley, Gillespie & Associates, Inc., petroleum consultants, estimated that the trust would terminate June 30, 2026 based on the calculation that 14.4 MMBoe would have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) prior to this date.

        Oil and gas prices were adjusted to the NYMEX December 31, 2007 closing WTI Cushing oil price of $96.01 per Bbl and Henry Hub natural gas price of $7.465 per MMbtu. In accordance with SEC guidelines, prices were not escalated. Oil price differentials were forecast at -$5.00 per Bbl for all properties and were not escalated. Gas and NGL price differentials were forecast on a per property basis as provided by MV Partners and were also not escalated. Gas price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by MV Partners. Workover expenses were forecast at $105.00 per month per net well for all producing properties in 2008 and $92.00 thereafter. Expenses and investments were held constant in accordance with SEC guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue, except for those Kansas producing properties that are severance tax exempt. Ad valorem taxes of 3.0% of total revenue were applied to each property as provided by MV Partners. Oil and gas conservation tax rates were applied to all Kansas properties at the applicable rates.

        The estimates of proved oil and natural gas reserves attributable to the underlying properties are based on estimates prepared by Cawley, Gillespie & Associates, Inc., petroleum consultants. Guidelines established by the SEC regarding the present value of future net revenues were used to prepare these reserve estimates. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and estimates of other engineers might differ materially from those included in the report. The accuracy of any reserve estimate is a function of the quality of available data and engineering, and estimates may justify revisions based on the results of drilling, testing, and production activities. Accordingly, reserve estimates are inherently imprecise and should not be construed as representing the actual quantities of future production or cash flows to be realized from oil and natural gas properties or the fair market value of such properties.

Producing Acreage and Well Counts

        For the following data, "gross" refers to the total wells or acres in which MV Partners owns a working interest and "net" refers to gross wells or acres multiplied by the percentage working interest owned by MV Partners. Although many of MV Partners' wells produce both oil and natural gas, a well is categorized as an oil well or a natural gas well based upon the ratio of oil to natural gas production.

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and eastern Colorado. The following is a summary of the approximate acreage of the underlying properties at December 31, 2007. Undeveloped acreage is not significant.

	Gross	Net
	(acres)
El Dorado Area	15,405	15,393
Northwest Kansas Area	11,885	11,840
Other	20,350	16,649

Total	47,640	43,882

        The following is a summary of the producing wells on the underlying properties as of December 31, 2007:

	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	916	897	72	10	988	907
Natural gas	5	4	1	—	6	4

Total	921	901	73	10	994	911

        The following is a summary of the number of developmental wells drilled by MV Partners on the underlying properties during the last three years. MV Partners did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2005		2006		2007
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	6	6	10	10	12	12
Natural gas wells	—	—	—	—	—	—
Non-productive	1	1	—	—	4	3

Total	7	7	10	10	16	15

        During the year ended December 31, 2007, MV Partners drilled, completed and commenced production with respect to 12 wells on the underlying properties.

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Sales volumes for natural gas liquids during the periods presented were not significant. Average prices do not include the effect of hedge and other derivative activity.

	Year Ended December 31,
	2005	2006	2007
Sales prices:
Oil (per Bbl)	$54.21	$62.65	$66.96
Natural gas (per Mcf)	$6.83	$5.63	$5.58
Lease operating expense (per Boe)	$10.51	$11.17	$12.74
Lease maintenance (per Boe)	$1.78	$2.07	$1.94
Lease overhead (per Boe)	$1.92	$2.13	$2.39
Production and property taxes (per Boe)	$1.74	$3.31	$2.42

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

        MV Partners has provided the following information to the trustee. Vess Oil has maintained constant activity in these fields to increase production. Currently,Vess Oil plans to drill 25 infill developmental wells in the Arbuckle, Lansing-Kansas City and Simpson intervals and 8 infill developmental wells in the Whitecloud interval in the El Dorado area during the next five years. Vess Oil also plans to maintain its 11 well annual recompletion and workover program over the next five years. Vess Oil has commenced a waterflood program to enhance production from the Whitecloud formation. Vess Oil has completed three active injection wells and plans to convert additional wells as the infill developmental drilling program proceeds.

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

        Both Vess Oil and Murfin Drilling have pursued polymer treatment programs with success in the Bemis-Shutts Field and plan to continue these workovers. MV Partners has continued to acquire 3-D seismic surveys over portions of the field to further define the boundaries of the Arbuckle structure in the field and to evaluate undrilled infill locations. This data has been processed and currently there are over 17 potential infill drilling locations that have been identified. MV Partners plans to drill these locations over the next 5 years.

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

        The Hansen and Ray Fields consist of over 7,000 acres in Philips and Norton Counties, Kansas.

        Murfin Drilling operates the leases held by MV Partners in the Trapp, Hansen and Ray Fields. Field. Murfin Drilling has informed the trustee that it plans to drill 2 wells and workover and recomplete 12 wells along with 10 acid stimulations over the next 5 years.

Marketing and Post-Production Services

        Pursuant to the terms of the conveyance that created the net profits interest, MV Partners has the responsibility to market, or cause to be marketed, the oil, natural gas and natural gas liquid production attributable to the underlying properties. The terms of the conveyance that created the net profits interest do not permit MV Partners to charge any marketing fee when determining the net proceeds upon which the net profits interest are calculated. As a result, the net proceeds to the trust from the sales of oil, natural gas and natural gas liquid production from the underlying properties are determined based on the same price that MV Partners receives for oil, natural gas and natural gas liquid production attributable to MV Partners' remaining interest in the underlying properties.

        MV Partners currently sells all of its oil production to third-party crude oil purchasers, including to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas, at market prices. A substantial portion of the crude oil produced from the underlying properties is sold to Eaglwing, L.P. and SemCrude, L.P. The members of MV Energy, LLC and certain members of MV Partners' other member, VAP-I, LLC, including each of Messrs. Vess and Murfin, own minority interests in Eaglwing and SemCrude. Each of these purchasers buys crude oil from MV Partners at market prices, and MV Partners does not have a contract with either purchaser for the sale of crude oil production. MV Partners does not believe that the loss of either of these parties as a purchaser of crude oil production from the underlying properties would have a material impact on the business or operations of MV Partners or the underlying properties.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. MV Partners sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by MV Partners for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery that is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the year ended December 31, 2007 was $4.66 per barrel.

        All natural gas produced by MV Partners is marketed and sold to third-party purchasers. The natural gas is sold on a contract basis and, in all but one case, the contracts are in their secondary terms and are on a month-to-month basis. In all cases, the contract price is based on a percentage of a published regional index price, after adjustments for Btu content, transportation and related charges.

Sale and Abandonment of Underlying Properties

        MV Partners and any transferee of any of the underlying properties will have the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between MV Partners and the trust in determining whether a well is capable of producing in commercially paying quantities, MV Partners is required under the conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. For the years ended December 31, 2005, 2006 and 2007, MV Partners plugged and abandoned 17, 14 and 26 wells, respectively, based on its determination that such wells were no longer economical to operate or restore to production.

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

        Future price fluctuations for oil, natural gas and natural gas liquids will directly impact trust distributions, estimates of reserves attributable to the trust's interests and estimated and actual future net revenues to the trust. In view of the many uncertainties that affect the supply and demand for oil and natural gas, neither the trust nor MV Partners can make reliable predictions of future oil and natural gas supply and demand, future product prices or the effect of future product prices on the trust.

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

        Waste Handling.    The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA's non-hazardous waste provisions. However, it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the trust unitholders.

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

        The properties comprising the underlying properties may have been used for oil and natural gas exploration and production for many years. Although MV Partners believes that it has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, the properties comprising the underlying properties may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under MV Partners' control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, MV Partners could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

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

        The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases, that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol, and Congress has considered recent proposed legislation directed at reducing greenhouse gas emissions. There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The oil and natural gas industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact the future operations of the properties comprising the underlying properties. The operations of the properties comprising the underlying properties are not adversely impacted by the current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of the properties.

        MV Partners believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the properties comprising the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the trust unitholders. For instance, MV Partners did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2007. Additionally, MV Partners has informed the trust that MV Partners is not aware of any environmental issues or claims that will require material capital expenditures during 2008. However, there is no assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on the operations of the properties comprising the underlying properties and the cash distributions to the trust unitholders.

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

        Recent oil prices have been high compared to historical prices. For example, the NYMEX crude oil spot prices per Bbl were $61.04, $61.05 and $95.98 as of December 31, 2005, 2006 and 2007, respectively, and during 2007 ranged from a high of $98.18 to a low of $50.48.

        MV Partners has entered into hedge contracts relating to a portion of the oil volumes expected to be produced from the underlying properties, and has assigned to the trust the right to receive 80% of the proceeds from these contracts. These hedge contracts, however, do not cover all of the oil volumes that are expected to be produced during the term of the trust. Furthermore, MV Partners has not entered into any hedge contracts relating to oil volumes expected to be produced after 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust. As a result, the amounts of the cash distributions may fluctuate significantly after 2010 as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the effects of any changes in commodity prices. The existing hedge contracts may limit the amount of cash available for distribution if the priecs that would otherwise be received are above the prices established in the hedge contracts. In addition, the hedge contracts are subject to counterparty nonperformance and other risks. For a discussion of the hedge contracts, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Hedge and Derivative Contracts."

        Lower prices of oil, natural gas and natural gas liquids will reduce the amount of the net proceeds to which the trust is entitled and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from wells on the underlying properties. In addition, the operator of the underlying properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because the underlying properties are mature, with many of them being in production since the early 1900's, decreases in commodity prices could have a more significant effect on the economic viability of these properties as compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well-to-well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to trust unitholders to fluctuate, and a substantial decline in the price of oil, natural gas or natural gas liquids will reduce the amount of cash available for distribution to the trust unitholders.

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

        The estimated reserves attributable to the net profits interest and the estimated future net revenues attributable to the net profits interest are based on estimates of reserve quantities and revenues for the underlying properties. See "Business—The Underlying Properties—Reserves" for a discussion of the method of allocating proved reserves to the underlying properties and the net profits interest. The quantities of reserves attributable to the underlying properties and the net profits interest may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids.

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

        MV Partners is currently designated as the operator of substantially all of the properties comprising the underlying properties. MV Partners has contracted with two of its affiliates, Vess Oil and Murfin Drilling, to operate these properties on its behalf. Neither the trustee nor the public trust unitholders has any contractual ability to influence or control the field operations of, sale of oil and natural gas from, or future development of, these properties. Also, the public trust unitholders have no voting rights with respect to MV Partners and, therefore, have no managerial, contractual or other ability to influence MV Partners' or its affiliates' activities as operator of the oil and natural gas properties to which substantially all the underlying properties relate.

Shortages of oil field equipment, services and qualified personnel available to MV Partners could reduce the amount of cash available for distribution.

        The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. As part of its development plan for the underlying properties, MV Partners expects to drill approximately 55 to 60 development wells and conduct recompletion and workover operations on existing wells included in the underlying properties over the five years ending December 31, 2012. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Planned Development and Workover Program" for a description of MV Partners' development plans. Shortages of field personnel and equipment or price increases could significantly decrease the amount of cash available for distribution to the trust unitholders, or restrict the ability of MV Partners to drill the wells and conduct the operations which it currently has planned for the underlying properties.

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

        MV Partners may at any time transfer all or part of the underlying properties. Trust unitholders are not entitled to vote on any transfer of the underlying properties, and the trust will not receive any proceeds from any such transfer, except in the limited circumstances when the net profits interest is released in connection with such transfer, in which case the trust will receive an amount equal to the fair market value of the net profits interest released. See "Business—Description of the Underlying Properties—Sale and Abandonment of Underlying Properties." Following any material sale or transfer of any of the underlying properties, such underlying properties will continue to be subject to the net profits interest of the trust, and the net proceeds attributable to the transferred property will be calculated as part of the computation of net proceeds described in this Form 10-K. MV Partners may delegate to the transferee responsibility for all of MV Partners' obligations relating to the net profits interest on the portion of the underlying properties transferred.

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

        The trust agreement provides that the trust's business activities are limited to owning the net profits interest and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyance related to the net profits interest. As a result, the trust is not permitted to acquire other oil and natural gas properties or net profits interests to replace the depleting assets and production attributable to the net profits interest.

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

        Production and development costs on the underlying properties are deducted in the calculation of the trust's share of net proceeds. In addition, production and property taxes and any costs or payments associated with the hedge contracts, capital expenditures or post-production costs are deducted in the calculation of the trust's share of net proceeds. Accordingly, higher or lower production and development expenses, taxes, capital expenditures and post-production costs will directly decrease or increase the amount received by the trust in respect of its net profits interest. For a summary of these costs for the last three years, see "Business—The Underlying Properties—Producing Acreage and Well Counts." Historical costs may not be indicative of future costs.

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

        If they sell additional trust units or exchange trust units in connection with acquisitions, then additional trust units will be available for sale in the market. The sale of additional trust units may reduce the market price of the trust units. MV Partners and the trust have entered into a registration rights agreement pursuant to which the trust has agreed to file a registration statement or a shelf registration statement to register the resale of the remaining trust units held by MV Partners and any transferee of the trust units upon request by such holders. See "Certain Relationships and Related Transactions—Registration Rights."

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

        The interests of MV Partners and the interests of the trust and the trust unitholders with respect to the underlying properties could at times differ. As a working interest owner in the properties comprising the underlying properties, MV Partners could have interests that conflict with the interests of the trust and the trust unitholders. For example:

  •
  MV Partners' interests may conflict with those of the trust and the trust unitholders in situations involving the development, maintenance, operation or abandonment of the underlying properties. MV Partners may make decisions with respect to development expenditures that adversely affect the underlying properties. These decisions include reducing development expenditures on these properties, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the trust in the future, or increasing development expenditures on the underlying properties during the final years of the term of the trust, which expenditures will benefit the unitholders only to the extent that they reduce the natural decline in oil and natural gas production during the term of the trust by an amount that more than offsets the cost of these development expenditures.

  •
  MV Partners may sell some or all of the underlying properties and such sale may not be in the best interests of the trust unitholders. In the event MV Partners sells all or any portion of the underlying properties, the purchaser of such underlying properties will acquire such underlying properties subject to the net profits interest relating thereto and, in connection therewith, such purchaser will be subject to the same standards of conduct with respect to development, operation and abandonment of such underlying properties as are imposed on MV Partners. MV Partners also has the right, subject to significant limitations as described herein, to cause the trust to release all or a portion of the net profits interest in connection with a sale of a portion of the underlying properties to which such net profits interest relates. In such an event, the trust is entitled to receive its proportionate share of the proceeds from the sale attributable to the net profits interest released. See "Business—Description of the Underlying Properties—Sale and Abandonment of Underlying Properties."

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

        The trust agreement permits the trustee to sue MV Partners or any other future owner of the underlying properties on behalf of the trust to enforce the terms of the conveyance creating the net profits interest. If the trustee does not take appropriate action to enforce provisions of the conveyance, recourse of the trust unitholders would be limited to bringing a lawsuit against the trustee to compel the trustee to take specified actions. The trust agreement expressly limits the trust unitholders' ability to directly sue MV Partners or any other third party other than the trustee. As a result, the unitholders will not be able to sue MV Partners or any future owner of the underlying properties to enforce these rights.

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

        Strict, joint and several liability may be imposed under certain environmental laws, which could cause liability for the conduct of others or for the consequences of one's own actions that were in compliance with all applicable laws at the time those actions were taken. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If it were not possible to recover the resulting costs through insurance or increased revenues, this could have a material adverse effect on the cash distributions to the trust unitholders. Please read "Business—Description of the Underlying Properties—Environmental Matters and Regulation" for more information.

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

        The operations of the underlying properties are subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and the production of, oil and natural gas. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on the cash distributions to the trust unitholders. Please read "Business—Description of the Underlying Properties—Environmental Matters and Regulation."

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

        Neither MV Partners nor the trustee has requested a ruling from the IRS regarding these tax questions, and neither MV Partners nor the trust can assure the trust unitholders that such a ruling would be granted if requested or that the IRS will not challenge these positions on audit. See "Business—Federal Income Tax Matters" regarding all of the various matters under this risk factor.

The trust's net profits interest may be characterized as an executory contract in bankruptcy, which could be rejected in bankruptcy, thus relieving MV Partners from its obligations to make payments to the trust with respect to the net profits interest.

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

        MV Partners has entered into hedge contracts with institutional counterparties, consisting of swap contracts, to reduce the exposure of the revenue from oil production from the underlying properties to fluctuations in crude oil prices in order to achieve more predictable cash flow. The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. For a detailed description of the terms of these hedge contracts, please read "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Hedge and Derivative Contracts."

        The ability of MV Partners to perform its obligations related to the operation of the underlying properties, its obligations to counterparties related to the hedge contracts and its obligations to the trust with respect to the hedge contracts will depend on MV Partners' future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and upon financial, business and other factors, many of which are beyond the control of MV Partners. If the obligation of MV Partners to convey 80% of the proceeds it receives upon settlement of the hedge contracts were not assumed in a bankruptcy proceeding involving MV Partners, the trust would not be entitled to receive future payments from MV Partners from the settlement of the hedge contracts.

The trust's receipt of payments based on the hedge contracts depends upon the financial position of the hedge contract counterparties. A default by any of the hedge contract counterparties could reduce the amount of cash available for distribution to the trust unitholders.

        In the event that any of the counterparties to the hedge contracts default on their obligations to make payments to MV Partners and the trust under the hedge contracts, the cash distributions to the trust unitholders would likely be materially reduced as the hedge payments are intended to provide additional cash to the trust during periods of lower crude oil prices.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Reference is made to "Item 1—Business", which is incorporated herein by reference.

Item 3.    Legal Proceedings.

        Currently, there are not any legal proceedings pending to which the trust is a party or of which any of its property is the subject.

Item 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

        The trust units commenced trading on the New York Stock Exchange on January 19, 2007 under the symbol "MVO." Prior to January 19, 2007, there was no established public trading market for the trust units. The high and low sales prices per unit for each quarter in 2007, were as follows:

2007	High	Low
First Quarter (January 19, 2007 through March 31, 2007)	$25.09	$20.10
Second Quarter (April 1, 2007 through June 30, 2007)	$24.95	$21.89
Third Quarter (July 1, 2007 through September 30, 2007)	$27.53	$21.55
Fourth Quarter (October 1, 2007 through December 31, 2007)	$25.05	$23.09

        At December 31, 2007, the 11,500,000 units outstanding were held by 7,516 unitholders of record.

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

        During the year ended December 31, 2006, the trust did not make any cash distributions. On February 23, 2007, the trust made its first quarterly cash distribution, equal to $11,640,300, or $1.0122 per trust unit, to trust unitholders owning trust units on February 15, 2007. The trust's first quarterly distribution consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006. This cash payment included 80% of all amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from July 1, 2006 through December 31, 2006.

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

        The fourth quarterly distribution was $0.65383330 per trust unit and was made on October 25, 2007 to trust unit holders owning Trust units as of October 15, 2007. Such distribution included the net proceeds of production collected by MV Partners from July 1, 2007 through September 30, 2007, including all hedge contract settlements. This distribution is net of a reserve for capital expenditures of $250,000 and a net repayment of the advance for Trust expenses of $370,000.

Equity Compensation Plans

        The trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

        In connection with the completion of the initial public offering of the trust units and the conveyance of the net profits interest by MV Partners to the trust, on January 24, 2007 the trust issued 11,500,000 trust units to MV Partners in exchange for the execution and delivery of the conveyance of the net profits interest, the administrative services agreement and the assignment of the interest in the hedge contracts. For more information regarding the administrative services agreement, see "Certain Relationships and Related Transactions, and Director Independence—Administrative Services Agreement." The sale of the trust units to MV Partners was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2007.

Item 6.    Selected Financial Data.

        The trust was formed on August 3, 2006. The conveyance of the net profits interest, however, did not occur until January 24, 2007. As a result, the trust did not recognize any income or make any distributions during the year ended December 31, 2006. The following table sets forth selected data for the trust as of December 31, 2007 and for the period from January 24, 2007 to December 31, 2007 based on the audited statements of assets and trust corpus as of December 31, 2007.

For the Year Ended December 31, 2007
Net profits income	$33,581,080
Distributable income	$32,851,579
Distributions per trust unit	$2.8567
Total assets at year-end	$46,200,057

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operation.

        The following review of the trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The trust was formed on August 3, 2006. The conveyance of the net profits interest, however, did not occur until January 24, 2007. As a result, the trust did not recognize any income or make any distributions during the year ended December 31, 2006. The trust's first quarterly distribution was paid on February 23, 2007 and consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006. The trust's purpose is, in general, to hold the net profits interest and the assigned interest in the hedge contracts, to distribute to the trust unitholders cash that the trust receives in respect of the net profits interest and the assigned interest in the hedge contracts and to perform certain administrative functions in respect of the net profits interest and the trust units. The trust derives substantially all of its income and cash flows from the net profits interest and the hedge contracts.

Critical Accounting Policies

        The trust's financial statements are prepared on the following basis:

    (a)
    Net profits are recorded when received, including the effect of negative or positive adjustments, by the trustee on the last business day of each calendar quarter; and

    (b)
    Trust general and administrative expenses are recorded when paid.

    (c)
    The investment in net profits interest is amortized over the life of the trust based on units of production using the net Boe received by the trust over the 11.5 million Boe to be received.

    (d)
    The trustee reviews the carrying value of the net profits interest annually for impairment based on the projected income based on the current reserve report.

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

Historical Results of the Underlying Properties

        The following table sets forth revenues, direct operating expenses and the excess of revenues over direct operating expenses relating to the underlying properties for the three years in the period ended December 31, 2007 (the information for the two years ended December 31, 2006 is derived from the underlying properties' audited statements of historical revenues and direct operating expenses included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K). Because the net profits interest had not been conveyed to the trust as of December 31, 2006 and because the trust had not engaged in any activities other than organizational activities prior to December 31, 2006, the trust is providing financial information with respect to the underlying properties so that investors can review the historical results of the underlying properties. The historical results of the underlying properties are not indicative of the future distributions of the trust, and such historical results do not give effect to the conveyance of the net profits interest and related transactions that occurred on January 24, 2007.

	Year ended December 31,
	2005	2006	2007
			(unaudited)
	(in thousands)
Revenues:
Oil sales	$57,353	$64,150	$66,430
Natural gas sales	609	572	546
Natural gas liquid sales	312	311	256
Hedge and other derivative activity	(22,319)	(14,394)	(8,003)

Total	35,955	50,639	59,229

Direct operating expenses:
Lease operating expenses	11,307	11,676	12,894
Lease maintenance	1,916	2,162	1,959
Lease overhead	2,068	2,224	2,417
Production and property tax	1,867	3,459	2,453

Total	17,158	19,521	19,723

Excess of revenues over direct operating expenses	$18,797	$31,118	$39,506

  The above table sets forth information as it relates to the underlying properties on the accrual basis which the books and records are kept. These numbers do not relate to the trust as the trust reports on a cash basis. For the year ended December 31, 2007, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts from MV Partners for the oil and gas production subsequent to July 1, 2006 and collected by September 30, 2007.

        MV Partners has historically entered into certain hedging arrangements and other derivatives to reduce the exposure of the revenues from oil production for the underlying properties to fluctuations in crude oil prices. In addition, MV Partners was required under the terms of its original agreement of limited partnership to hedge approximately 80% of its expected annual proved producing reserves. This requirement is no longer in effect. From 2005 to 2006 approximately 73% to 84% of the actual oil production volumes were subject to these hedging arrangements with settlement prices ranging from $20.10 to $63.96 per barrel. During that same period, the average NYMEX price per barrel of crude oil was between $31.07 and $66.22. These hedging arrangements have now expired and will not impact the amount of cash available for distribution to the trust; however, the settlement prices of the existing hedge contracts range from $56 to $71.

        The following table provides oil and natural gas sales volumes, average sales prices and capital expenditures relating to the underlying properties for the three years in the period ended December 31,

2007. Sales volumes for natural gas liquids during the periods presented were not significant. Average prices do not include the effect of hedge and other derivative activity.

	Year ended December 31,
	2005	2006	2007
Operating data:
Sales volumes:
Oil (MBbls)	1,058	1,024	992
Natural gas (MMcf)	89	102	98
Average Prices:
Oil (per Bbl)	$54.21	$62.65	$66.96
Natural gas (per Mcf)	$6.83	$5.63	$5.58
Capital expenditures (in thousands):
Property acquisition	$1,895	$1,714	$2,096
Well development	381	1,315	1,979

Total	$2,276	$3,029	$4,075

Results of the trust for the year ended December 31, 2007

        Income for the trust from the net profits interest and hedge and other derivative activities was $33.6 million for the year ended December 31, 2007. General and administrative expense for the trust was $0.8 million for 2007. Included in this amount was a one-time listing fee of $0.2 million for the New York Stock Exchange. The trust paid administration fees of $0.1 million to MV Partners, which included the period of July 2006 through December 2007. The trust withheld a minimal amount for future expenses. Distributable income was $32.9 million or $2.8567 per unit in 2007.

        Income for the trust and distributable income for the trust's second quarter was impacted by production curtailment as a result of severe winter storms that severely impacted western Kansas and eastern Colorado. The snow and ice associated with these storms disabled electrical power to the affected underlying properties for an extended period of time and rendered some properties inaccessible. Significant snow accumulations, along with ice and subsequent melting, created difficult working conditions that extended the curtailment period. It was estimated that production from the underlying properties of approximately 32,000 to 36,000 net barrels of oil has been deferred as the result of curtailment due to the storms during the first quarter. Most of the production curtailed as a result of these storms was restored by the end of March 2007, and the storm effects on production from the underlying properties were greatly reduced during the second quarterly payment period.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $41,413,897 for the period from July 1, 2006 through September 30, 2007. Included in this amount are payments to settle hedge and other derivatives totaling $3,513,167. In addition, amounts received to settle hedge and other derivatives was $1,249,954 for the period from July 1, 2006 through September 30, 2007, which resulted in total cash receipts over cash disbursements of $42,663,850. The trust's net profits interest (80%) of this total was $34,131,080. This amount was reduced by a reserve for future capital expenditures of $750,000 and increased by net proceeds from business interruption insurance of $200,000 resulting in the income from net profits interest and hedge and other derivative activities of $33,581,080. The trust's net profits interest represents the cash proceeds received by the trust during the year ended December 31, 2007, which is based upon the cash receipts from MV Partners for the oil and gas production subsequent to July 1, 2006 and collected by September 30, 2007.

        The revenues from oil production are typically received one month after production, thus the cash received by the trust during the year ended December 31, 2007 substantially represents the production by MV Partners from July 2006 through August 2007. The trust's first quarterly distribution consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006. The trustee has reserved $1,913 for future trust expenses and paid general and administrative expenses of $757,588 for the year ended December 31, 2007, which resulted in distributable income of $32,851,579, or $2.8567 per unit.

        The average price received for crude oil sold was $60.63 per Bbl while the average price received for natural gas sold was $5.55 per Mcf for the period from July 1, 2006 through December 31, 2007.

        The overall production sales volumes collected attributable to the 80% net profits interest for the oil and gas production subsequent to July 1, 2006 and collected before December 31, 2007 were 938,647 Bbls of oil, 90,879 Mcf of natural gas and 5,285 Bbls of natural gas liquids for a total equivalent barrels of oil of 957,229.

        As noted above, the amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2007 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from July 2006 through August 2007. MV Partners distributed cash to the Trust in October 2007, which is reflected in the trust's financial statements for the year ended December 31, 2007. The cash distributed to the trust in October 2007 is primarily derived from production of the underlying properties from June 2007 through August 2007.

Discussion and Analysis of Historical Results of the Underlying Properties

Comparison of Results of the Underlying Properties for the Years Ended December 31, 2007 and 2006

        Excess of revenues over direct operating expenses for the underlying properties was $39.5 million for the year ended December 31, 2007, compared to $31.1 million for the year ended December 31, 2006. The increase was primarily a result of an increase in the average price received for the oil and natural gas sold, as well as a reduction in hedge and other derivative expense. This was partially offset by an increase in direct operating expenses.

        Revenues.    Revenues from oil, natural gas and natural gas liquid sales increased $2.2 million between the periods. This increase in revenues was primarily the result of an increase in the average price received for crude oil sold from $62.65 per Bbl for the year ended December 31, 2006 to $66.96 per Bbl for the year ended December 31, 2007. The increase in revenues was impacted by a decrease in the average price received for natural gas sold from $5.63 per Mcf for the year ended December 31, 2006 to $5.58 per Mcf for the year ended December 31, 2007.

        Hedge and other derivative activity.    Hedge and other derivative activity expense decreased from $14.4 million for the year ended December 31, 2006 to $8.0 million for the year ended December 31, 2007. This decrease in hedge and other derivative activity expense of $6.4 million for the year ended December 31, 2007 was due to a $5.3 million decrease in realized hedge losses and a $1.1 million increase in ineffectiveness of hedges and other derivatives then in place being recorded to the expense account for the year.

        The decrease in realized hedge losses was due to the higher settlement price of hedges in place for 2006. The weighted average settlement price of hedges and other derivatives for 2007 was $62.52 compared to $50.73 for 2006. The average NYMEX price per Bbl of crude oil for 2007 was $72.34 compared to $66.22 for 2006.

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

        Volumes.    The small decrease in overall production sales volumes was less than the natural decline of the underlying properties. The additional production to partially offset the natural decline of the underlying properties during the year ended December 31, 2007 compared to the year ended December 31, 2006 is primarily attributable to lower production caused by winter storms.

        Direct operating expenses.    Direct operating expenses increased from $19.5 million for the year ended December 31, 2006 to $19.7 million for the year ended December 31, 2007. This increase was primarily a result of an increase in lease operating expenses.

        Lease maintenance expense.    The increase in lease maintenance expense was primarily due to the timing of scheduled projects in 2007.

        Production and property taxes.    Production and property taxes decreased as a result of lower property tax valuations.

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

        Volumes.    The small decrease in overall production sales volumes was less than the natural decline of the underlying properties. The additional production to partially offset the natural decline of the underlying properties during the year ended December 31, 2006 compared to the year ended December 31, 2005 is primarily attributable to lower production caused by an ice storm in Kansas during the first quarter of 2005 and the results of MV Partners' development program in 2006.

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

        Royalty income to the trust is based on the calculation and definitions of "gross proceeds" and "net proceeds" contained in the conveyance.

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

        The development program that MV Partners currently intends to implement over the five years ending December 31, 2012 with respect to the underlying properties categorized as proved undeveloped reserves consists of drilling 57 development wells, 61 recompletion and workover projects and 14 polymer workovers. The development program that MV Partners currently intends to implement over the next five years with respect to the underlying properties categorized as proved developed non-producing reserves consists of 3 well-reactivation projects, 2 injection well-workover projects, 3 recompletion projects and 20 well-workover projects.

        MV Partners has undertaken 3-D seismic surveys covering several leases constituting a part of the underlying properties. These leases have over 31 undrilled offset locations of varying quality based on offset production and subsurface mapping. The 3-D data was utilized to refine the subsurface mapping with respect to the size of mapped sink holes and to define smaller structural features along the edges of the main formation reservoir. Using this data, MV Partners has scheduled the drilling of 18 proved undeveloped locations over the five years ending December 31, 2012. In the future, MV Partners plans to expand its 3-D seismic program into other fields constituting a part of the underlying properties.

        MV Partners expects total capital expenditures for the underlying properties during the five years ending December 31, 2012 will be approximately $18.3 million. Of this total, MV Partners contemplates spending approximately $13.8 million to drill approximately 55 to 60 development wells in ten project areas and approximately $4.5 million for recompletion and workovers of existing wells. MV Partners expects that these capital projects will add production that will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties. The trust is not directly obligated to pay any portion of any capital expenditures made with respect to the underlying properties; however, capital expenditures made by MV Partners with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under "Business—Computation of Net Proceeds—Net Profits Interest") share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest. As the cash received by the trust in respect of the net profits interest will be reduced by the trust's pro rata share of these capital expenditures, MV Partners expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.

        MV Partners, as the operator of the underlying properties, is entitled to make all determinations related to capital expenditures with respect to the underlying properties, and there are no limitations on the amount of capital expenditures that MV Partners may incur with respect to the underlying properties, except as described above under "Business—Computation of Net Proceeds—Net Profits Interest." As the trust unitholders would not be expected to fully realize the benefits of capital expenditures made with respect to the underlying properties towards the end of the term of the trust, during each twelve-month period beginning on the later to occur of (1) June 30, 2023 and (2) the time when 13.2 MMBoe have been produced from the underlying properties and sold (which is the equivalent of 10.6 MMBoe in respect of the net profits interest), capital expenditures that may be taken into account in calculating net proceeds attributable to the net profits interest will be limited to the average annual capital expenditures during the preceding three years, as adjusted for inflation. See "Business—Computation of Net Proceeds—Net Profits Interest."

Off-Balance Sheet Arrangements

        The trust has no off-balance sheet arrangements. The trust has not guaranteed the debt of any other party, nor does the trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

        As of December 31, 2007, the trust had no obligations or commitments to make future contractual payments.

Hedge Contracts

        The revenues derived from the underlying properties depend substantially on prevailing crude oil and, to a lesser extent, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that MV Partners can economically produce. MV Partners sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. MV Partners has entered into the hedge contracts to reduce the exposure of the revenues from oil production from the underlying properties from 2008 through 2010 to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase. The terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust. The trust does not enter into derivative contracts for trading or speculative purposes. The hedge contracts consist of fixed price swap contracts that have been placed with major trading counterparties who MV Partners believes represent minimal credit risks. MV Partners cannot provide assurance, however, that these trading counterparties will not become credit risks in the future.

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. From January 1, 2008 through December 31, 2010, MV Partners' crude oil price risk management positions in swap contracts are as follows:

	Fixed Price Swaps
Month	Volumes (Bbls)	Weighted Average Price (Per Bbl)
January 2008	106,167	$60.42
February 2008	61,167	58.53
March 2008	61,167	58.53
April 2008	61,167	58.53
May 2008	61,167	58.53
June 2008	61,167	58.53
July 2008	61,167	58.53
August 2008	61,167	58.53
September 2008	61,167	58.53
October 2008	61,167	58.53
November 2008	61,167	58.53
December 2008	61,167	58.53
January 2009	56,500	66.24
February 2009	56,500	66.24
March 2009	56,500	66.24
April 2009	56,500	66.24
May 2009	56,500	66.24
June 2009	56,500	66.24
July 2009	56,500	66.24
August 2009	56,500	66.24
September 2009	56,500	66.24
October 2009	56,500	66.24
November 2009	56,500	66.24
December 2009	56,500	66.24
January 2010	53,150	65.03
February 2010	53,150	65.03
March 2010	53,150	65.03
April 2010	53,150	65.03
May 2010	53,150	65.03
June 2010	53,150	65.03
July 2010	53,150	65.03
August 2010	53,150	65.03
September 2010	53,150	65.03
October 2010	53,150	65.03
November 2010	53,150	65.03
December 2010	53,150	65.03

        MV Partners has agreed to convey to the trust 80% of all proceeds that it receives upon settlement of the hedge contracts. There are certain risks associated with this conveyance in the event that MV Partners becomes involved as a debtor in bankruptcy proceedings. See "Risk Factors—If the financial position of MV Partners degrades in the future, MV Partners may not be able to satisfy its obligations to the trust." In addition, the aggregate amounts paid by MV Partners on settlement of the hedge contracts will be deducted from the gross proceeds available for payment to the trust under the net profits interest. See "Business—Computation of Net Proceeds—Net Profits Interest."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The only assets of and sources of income to the trust are the net profits interest, which generally entitle the trust to receive 80% of the net proceeds from oil and gas production from the underlying properties, and the trust's interest in the hedge contracts, which generally entitle the trust to receive 80% of any proceeds received by MV Partners from the settlement of certain hedges in existence on January 24, 2007. Consequently, the trust is exposed to market risk from fluctuations in oil and gas prices. For more information regarding the hedge contracts, please see "Trustee's Discussion and Analysis and Results of Operation—Hedge Contracts." Although the trust may borrow money to pay expenses of the trust, the amount of any such borrowings is unlikely to be material to the trust. As a result, the trust is not subject to any material interest rate market risk.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders
MV Oil Trust

        We have audited the accompanying statements of assets and trust corpus of MV Oil Trust (the "Trust") as of December 31, 2006 and 2007 and the related statements of distributable income and changes in trust corpus for the period from August 3, 2006 (inception) through December 31, 2006 and the year ended December 31, 2007. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note B to the financial statements, these financial statements have been prepared on a cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of MV Oil Trust as of December 31, 2006 and 2007 and the distributable income and changes in trust corpus for the period from August 3, 2006 (inception) through December 31, 2006 and the year ended December 31, 2007, on the basis of accounting described in Note B.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MV Oil Trust's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Wichita, Kansas
March 14, 2008

MV OIL TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31, 2006	December 31, 2007
ASSETS
Cash	$1,000	$2,913
Investment in net profits interest	—	50,383,675
Accumulated amortization	—	(4,186,531)

Total assets	$1,000	$46,200,057

TRUST CORPUS
Trust corpus, 0 and 11,500,000 Trust units issued and outstanding at December 31, 2006 and 2007	$1,000	$46,200,057

STATEMENTS OF DISTRIBUTABLE INCOME

	Period from August 3 (inception) through December 31, 2006	Year ended December 31, 2007
Income from net profits interest and hedge and other derivative activities	$—	$33,581,080
Advance from MV Partners, LLC	1,000	30,000
Cash withheld for future Trust expenses	(1,000)	(1,913)
General and administrative(1)	—	(757,588)

Distributable income	$0	$32,851,579

Distributions per unit (0 and 11,500,000 units issued and outstanding at December 31, 2006 and 2007)	$0	$2.8567

(1)
Includes $90,000 paid to MV Partners, LLC during the year ended December 31, 2007.

The accompanying notes are an integral part of these statements.

MV OIL TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

	Period from August 3, 2006 (inception) through December 31, 2006	Year ended December 31, 2007
Trust corpus, beginning of period	$—	$1,000
Investment in net profits interest—January 24, 2007	—	50,383,675
Cash proceeds	—	33,581,080
Advance from MV Partners, LLC	1,000	30,000
Cash distributions	—	(32,851,579)
Trust expenses	—	(757,588)
Amortization of net profits interest	—	(4,186,531)

Trust corpus, end of period	$1,000	$46,200,057

The accompanying notes are an integral part of these statements.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS

NOTE A—ORGANIZATION OF THE TRUST

        MV Oil Trust (the "Trust") is a statutory trust formed on August 3, 2006, under the Delaware Statutory Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among MV Partners, LLC ("MV Partners") as trustor, The Bank of New York Trust Company, N.A., as Trustee (the "Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee").

        The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders pursuant to a conveyance from MV Partners to the Trust. The term net profits interest is an interest in underlying properties consisting of MV Partner's net interests in all of its oil and natural gas properties located in the Mid-Continent region in the states of Kansas and Colorado (the "underlying properties"). These oil and gas properties include approximately 994 producing oil and gas wells.

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

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE B—TRUST ACCOUNTING POLICIES (Continued)

Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the investment in net profits interest is recorded on a unit-of-production method in the period in which the cash is received with respect to such production. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus.

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

        Significant estimates affecting these financial statements include estimates of proved oil and gas reserves, which are used to compute the Trust's amortization of net profits interest.

NOTE C—NET PROFITS INTEREST

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and is calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME FROM NET PROFITS INTEREST AND HEDGE AND OTHER DERIVATIVE ACTIVITIES

Year ended December 31, 2007
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$41,663,897
Amounts received to settle hedges and other derivatives	1,249,954

Total of cash receipts over cash disbursements	42,913,851
Times net profits interest over the term of the Trust	80%

Income from net profits interest and hedge and other derivative activities	34,331,080
MV Partners reserve for future capital expenditures(2)	(750,000)

Total cash proceeds received by the Trust(3)	$33,581,080

    (1)
    Per the terms of the net profits interest, direct operating expenses, lease equipment and development costs are deducted when calculating the distributable income to the Trust.

    (2)
    Per the terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. MV Partners withheld $1.0 million from the first quarter payment. MV Partners utilized $0.5 million of this reserve in connection with the second quarter payment. MV Partners withheld $0.25 million from the fourth quarter payment, leaving a balance in the reserve of $0.75 million at December 31, 2007.

    (3)
    The cash proceeds received by the Trust are based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production, thus the cash received by the Trust during the year ended December 31, 2007 substantially represents the production by MV Partners from July 2006 through August 2007.

NOTE E—INCOME TAXES

        Tax counsel to the Trust advised the Trust at the time of formation that, under then current tax laws, in its opinion the net profits interest should be treated as a debt instrument for federal income tax purposes, and the Trust should be required to treat a portion of each payment it receives with respect to the net profits interest as interest income in accordance with the "noncontingent bond method" under the original issue discount rules contained in the Internal Revenue Code of 1986, as amended, and the corresponding regulations. Tax counsel to the Trust also advised the Trust at the time of formation that in its opinion the Trust will be treated as a grantor trust for federal income tax purposes. On the basis of this advice, trust unitholders will be considered to own and receive the trust's assets and income and will be directly taxable thereon as if no trust were in existence. No provision for federal or state income taxes has been made in the accompanying statements.

NOTE F—DISTRIBUTIONS TO UNITHOLDERS

        The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 25th day of the month following

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE F—DISTRIBUTIONS TO UNITHOLDERS (Continued)

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

        The fourth quarterly distribution was $0.65383330 per Trust unit and was made on October 25, 2007 to Trust unit holders owning Trust units as of October 15, 2007. Such distribution included the net proceeds of production collected by MV Partners from July 1, 2007 through September 30, 2007, including all hedge contract settlements. This distribution is net of a reserve for capital expenditures of $250,000 and a net repayment of the advance for Trust expenses of $370,000.

        As of December 31, 2007, cumulatively, since inception, MV Oil Trust has received payments for 957,229 net barrels of oil equivalent (unaudited).

NOTE G—ADMINISTRATIVE SERVICES AGREEMENT

        The Trust has entered into an administrative services agreement with MV Partners that obligates the Trust, throughout the term of the Trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the Trust relating to the net profits interest. The annual fee was a total of $60,000 for 2007, which will increase by 4% each year. During the year ended December 31, 2007, the Trust paid MV Partners $90,000 for administrative services which covered the period from July 2006 through December 2007. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and MV Partners.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust agreement, the Trustee is allowed to borrow money to pay Trust expenses. The Trust expense holdback in the third quarter was not sufficient to pay the third quarter expenses, so the Trustee borrowed $400,000 from MV Partners to pay Trust expenses. The Trust repaid $370,000 of the advance to MV Partners in the fourth quarter. Since the Trust is on the cash basis of accounting, a liability has not been recorded for this advance. The net advance is shown as an addition to Trust Corpus and will be shown as a reduction to Trust Corpus when it is repaid.

NOTE I—PUBLIC OFFERING

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

NOTE J—SUBSEQUENT EVENTS

        The first quarterly distribution for 2008 was $7,321,705, or $0.63666998 per Trust unit and was made on January 25, 2008 to Trust unit holders owning Trust units as of January 15, 2008. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2007 through December 31, 2007, including all hedge contract settlements.

        On February 7, 2008, MV Partners advanced the Trust an additional $150,000 to pay Trust expenses.

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2006 and 2007 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the managers of MV Partners who operate the underlying properties, in accordance with the provisions of SFAS No. 69, Disclosures about Oil and Gas Producing Activities. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" natural gas, natural gas liquids and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

        The reserve data below represent estimates only and should not be construed as being exact. Moreover, the discounted values should not be construed as representative of the current market value of the Net Profits Interest. A market value determination would include many additional factors including: (i) anticipated future oil and gas prices; (ii) the effect of federal income taxes, if any, on the Trust; (iii) an allowance for return on investment; (iv) the effect of governmental legislation; (v) the value of additional reserves, not considered proved at present, which may be recovered as a result of further exploration and development activities; and (vi) other business risks.

        The following schedules set forth (i) the estimated net quantities of proved and proved developed oil, natural gas and natural gas liquids reserves attributable to the Trust, and (ii) the standardized measure of the discounted future net profits interest income attributable to the Trust and the nature of changes in such standardized measure between years. These schedules are prepared on the accrual basis, which is the basis on which MV Partners maintain their production records and is different from the basis on which the Trust is computed.

ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES

	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)
Proved reserves
Balance at December 31, 2006(1)	11,075,582	922,983	69,870
Revisions of previous estimates	(117,965)	(16,306)	(20,835)
Production	(787,380)	(79,960)	(4,126)

Balance at December 31, 2007	10,170,237	826,717	44,909

Proved developed reserves
December 31, 2006(1)	9,555,319	922,983	69,870

December 31, 2007	8,730,051	826,717	44,909

(1)
The conveyence of the net profits interest took place on January 24, 2007, however the reserves are presented as of December 31, 2006. MV Oil Trust also received revenue associated with the production for the months of July 2006 through December 2006.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

December 31, 2007
Future cash inflows	$934,463,200
Future costs
Production	(256,988,950)
Development	(14,630,400)

Future net cash flows	662,843,850
Less 10% discount factor	(295,634,900)

Standardized measure of discounted future net cash flows	$367,208,950

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

Standardized measure at beginning of year(1)	$214,850,075
Net proceeds to the Trust	(33,581,080)
Net payments made to settle hedge contracts	(2,810,534)
Amounts received to settle hedges and other derivatives	999,963

Net proceeds to the Trust, exclusive of net payments made to settle hedge contracts	(35,391,651)
Net changes in price and production costs	175,001,401
Changes in estimated future development costs	(4,307,851)
Development costs incurred during the year	2,975,920
Revisons of quantity estimates	(5,064,671)
Accretion of discount	21,485,008
Other	(2,339,281)

Standardized measure at December 31, 2007	$367,208,950

    (1)
    The conveyence of the net profits interest took place on January 24, 2007, however the reserves are presented as of December 31, 2006. MV Oil Trust also received revenue associated with the production for the months of July 2006 through December 2006.

        Average prices in effect at December 31, 2007 used in determining future net revenues related to the standardized measure calculation are as follows:

Oil (per Bbl)	$91.01
Gas (per Mcf)	$6.46
NGL (per Bbl)	$78.63

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE L—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2007:
Income from net profits interest and hedge and other derivative activities	$11,970	$6,133	$7,559	$7,919
Distributable income	$11,640	$6,133	$7,559	$7,519
Distributions per unit	$1.0122	$0.5333	$0.6573	$0.6538
2006:
Income from net profits interest and hedge and other derivative activities	NA	NA	$—	$—
Distributable income	NA	NA	$—	$—
Distributions per unit	NA	NA	$—	$—

Report of Independent Registered Public Accounting Firm

To the Members of
MV Partners, LLC

        We have audited the accompanying statements of historical revenues and direct operating expenses of the Underlying Properties (the "Properties") of MV Partners, LLC (formerly MV Partners, LP) (the "Company") for the years ended December 31, 2005 and 2006. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying statements were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission as described in Note B to the statements and are not intended to be a complete presentation of the Company's interests in the Properties.

        In our opinion, the statements referred to above present fairly, in all material respects, the historical revenues and direct operating expenses, described in Note B, of the Properties for the years ended December 31, 2005 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Wichita, Kansas
March 30, 2007

Underlying Properties

STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES

	Year ended December 31,
	2005	2006
Revenues
Oil sales	$57,353,041	$64,149,793
Natural gas sales	608,830	572,320
Natural gas liquid sales	311,916	310,731
Hedge and other derivative activity	(22,318,871)	(14,393,657)

Total revenues	35,954,916	50,639,187
Direct operating expenses
Lease operating expenses	11,307,182	11,676,322
Lease maintenance	1,916,009	2,162,289
Lease overhead	2,068,378	2,223,397
Production and property tax	1,866,426	3,459,075

Total direct operating expenses	17,157,995	19,521,083

Excess of revenues over direct operating expenses	$18,796,921	$31,118,104

The accompanying notes are an integral part of these statements.

Underlying Properties

NOTES TO STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES

For the years ended December 31, 2005 and 2006

NOTE A—PROPERTIES

        The underlying properties consist of working interests owned by MV Partners, LLC (formerly MV Partners, LP) ("MV") located in Colorado and Kansas.

NOTE B—BASIS OF PRESENTATION

        The accompanying statements of historical revenues and direct operating expenses were derived from the historical accounting records of MV and reflect the historical revenues and direct operating expenses directly attributable to the underlying properties for the years and periods described herein. Such amounts may not be representative of future operations. The statements do not include depreciation, depletion and amortization, general and administrative expenses, interest expense or other expenses of an indirect nature. The amounts represent MV's net interest in the wells.

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

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        The estimates of proved reserves and related valuations were based on the reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, in accordance with the provisions of Statement of Financial Accounting Standards No. 69 (SFAS No. 69), Disclosures about Oil and Gas Producing Activities. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" natural gas, natural gas liquids and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological,

Underlying Properties

NOTES TO STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the years ended December 31, 2005 and 2006

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

        The oil and gas reserves are attributable solely to properties within the United States. A summary of the changes in quantities of proved oil, gas and natural gas liquid reserves of the underlying properties for the years ended December 31, 2005 and 2006 are as follows:

	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)
Balance at January 1, 2005	15,915,150	1,139,168	108,476
Revisions of previous estimates(1)	3,053,651	309,242	5,492
Sales of minerals in place	(5,155)	—	—
Production	(1,057,906)	(89,117)	(4,575)

Balance at December 31, 2005	17,905,740	1,359,293	109,393
Revisions of previous estimates	906,676	25,239	188
Production	(1,023,875)	(101,062)	(6,571)

Balance at December 31, 2006	17,788,541	1,283,470	103,010

Proved developed reserves:
December 31, 2005	15,888,099	1,062,701	109,393

December 31, 2006	15,827,881	1,283,470	103,010

(1)
Reserve revisions in 2005 reflect the increase in crude oil prices during the year which has lengthened the economic life of the underlying properties and thereby increased recoverable reserves. In addition, in 2005 MV Partners expanded the scope of its maintenance and development project scheduling from a forward range of 24 to 36 months to 60 months, which also increased recoverable reserves. This expanded scope reflects management's budgeted project activity over the 60 month period commencing January 1, 2006. The expanded scope accommodates additional infield drilling, recompletion and workover projects in the El Dorado Area in addition to 14 Bemis infield drilling locations that have been further refined by recent 3-D seismic activity.

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

Underlying Properties

NOTES TO STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the years ended December 31, 2005 and 2006

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

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

	2005	2006
Future cash inflows	$1,050,284,000	$1,021,164,125
Production	(395,987,600)	(450,513,427)
Development and abandonment	(16,513,600)	(16,330,323)

Future net cash flows	637,782,800	554,320,375
Less effect of 10% discount factor	(333,250,300)	(279,212,531)

Standardized measure of discounted future net cash flows	$304,532,500	$275,107,844

        Future cash flows as shown above were reported without consideration for the effects of hedge and other derivative transactions outstanding at each period end. If the effects of hedge and other derivative transactions were included in the computation, then future cash flows would have decreased by $7,655,100 in 2005 and increased by $4,802,718 in 2006.

Underlying Properties

NOTES TO STATEMENTS OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES (Continued)

For the years ended December 31, 2005 and 2006

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

        The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves are as follows:

	2005	2006
Standardized measure—beginning of year	$181,607,700	$304,532,500
Sales of oil and gas produced, net of production costs	(41,115,792)	(45,511,761)
Net change in prices and production costs	94,091,763	(37,195,285)
Extensions and discoveries	—	—
Changes in estimated future development costs	(11,516,747)	(3,005,440)
Development costs incurred during the period which reduce future development costs	—	3,007,100
Revisions of previous quantity estimates	53,096,437	14,355,279
Accretion of discount	18,160,770	30,453,250
Purchase of reserves in place	—	—
Sales of reserves in place	(22,001)	—
Changes in production rates and other	10,230,370	8,472,201

Standardized measure—end of year	$304,532,500	$275,107,844

        Average prices in effect at December 31, 2005 and 2006 used in determining future net revenues related to the standardized measure calculation are as follows:

	2005	2006
Oil (per Bbl)	$57.79	$56.81
Gas (per Mcf)	$7.89	$4.74
NGL (per Bbl)	$43.74	$43.85

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

        As of the end of the period covered by this report, the trustee carried out an evaluation of the trust's disclosure controls and procedures. Mike Ulrich, as Trust Officer and trustee, has concluded that the disclosure controls and procedures of the trust are effective.

        Due to the contractual arrangements of (i) the trust agreement and (ii) the conveyance of the net profits interest, the trustee relies on (A) information provided by MV Partners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the trust's independent reserve engineers. See Item 1A. Risk Factors "—The trust and the public trust unitholders have no voting or managerial rights with respect to MV Partners, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties" in this Form 10-K, and "Trustee's Discussion and Analysis of Financial Condition and Results of Operation" for a description of certain risks relating to these arrangements and reliance on information when reported by MV Partners to the trustee and recorded in the trust's results of operation.

        Changes in Internal Control Over Financial Reporting.    During the fouth quarter ended December 31, 2007, there has been no change in the trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trust's internal control over financial reporting relating to the trust. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

        Trustee's Report on Internal Control Over Financial Reporting.    The trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f, by the trust. The trust's internal control over financial reporting is a process designed under the supervision of the trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the trust's financial statements for external purposes in accordance with the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, which is a comprehensive basis of accounting other than generally accepted accounting principles.

        As of December 31, 2007, the trustee assessed the effectiveness of the trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

        Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements of the trust included in this annual report on Form 10-K, has also audited the effectiveness of the trust's internal control over financial reporting as of December 31, 2007, as stated in their accompanying report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
MV Oil Trust

        We have audited MV Oil Trust's (the "Trust") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, MV Oil Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and trust corpus of MV Oil Trust as of December 31, 2006 and 2007, and the related statements of distributable income and changes in trust corpus for the period from August 3, 2006 (inception) through December 31, 2006 and the year ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements.

/s/Grant Thornton LLP

Wichita, Kansas
March 14, 2008

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the trust units to file with the SEC reports regarding their ownership and changes in ownership of the trust units. The trustee believes that, during 2007, the trust's 10 percent unitholders complied with all Section 16(a) filing requirements. In making these statements, the trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the trust.

Audit Committee and Nominating Committee

        Because the trust does not have a board of directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

        The trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. However, employees of the trustee must comply with the bank's code of ethics.

Item 11.    Executive Compensation.

        During the year ended December 31, 2007, the trustee received compensation from the trust in the amount of $150,000. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Under the terms of the Conveyance governing the net profits interest and the assignment of the interest in the hedge contracts, MV Partners is obligated to make certain payments to the trust on a quarterly basis. Please see "Business—Computation of Net Proceeds" for more information about these agreements.

Administrative Services Agreement

        The trust has entered into an administrative services agreement with MV Partners that obligates the trust, throughout the term of the trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the trust relating to the net profits interest. The annual fee was a total of $60,000 for 2007, which will increase by 4% each year. During the year ended December 31, 2007, the trust paid MV Partners $90,000 for administrative services which covered the period from July 2006 through December 2007. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and MV Partners.

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

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2006 and 2007 and fees billed for other services rendered by Grant Thornton LLP.

	2006	2007
Audit fees	$31,050	$235,195
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$31,050	$235,195

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)(1)    Financial Statements

        The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:

Page in this Form 10-K
Report of Independent Registered Public Accounting Firm	48
MV Oil Trust Statement of Assets and Trust Corpus	49
Statements of Distributable Income	49
Statements of Changes in Trust Corpus	50
Related Notes	51
Report of Independent Registered Public Accounting Firm	59
Statements of Historical Revenues and Direct Operating Expenses—Underlying Properties	60
Related Notes	61

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
March 17, 2008

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

INDEX TO EXHIBITS

Exhibit Number		Description
3.1	—	Certificate of Trust of MV Oil Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on August 14, 2006 (Registration No. 333-136609))
3.2	—
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