Form 10-Q
period 2008-03-31
MV Oil Trust
filed 2008-05-12
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 1-33219

MV OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-6554331 (I.R.S. Employer Identification No.)
The Bank of New York Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)
1-800-852-1422 (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 12, 2008—11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Income from net profits interest and hedge and other derivative activities	$7,351,705	$11,969,799
Advances from MV Partners (net of repayments)	120,000	—
Cash on hand used for (withheld for future) Trust expenses	1,727	(263,590)
General and administrative (includes $30,000 paid to MV Partners during the three months ended March 31, 2007)	(151,727)	(65,909)

Distributable income	$7,321,705	$11,640,300

Distributions per unit (11,500,000 units issued and outstanding at March 31, 2008 and 2007)	$0.6367	$1.0122

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash	$1,186	$2,913
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(5,066,934)	(4,186,531)

Total assets	$45,317,927	$46,200,057

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at March 31, 2008 and December 31, 2007	$45,317,927	$46,200,057

The accompanying notes are an integral part of these financial statements.

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Trust corpus, beginning of period	$46,200,057	$1,000
Investment in net profits interest—January 24, 2007	—	50,383,675
Cash proceeds	7,351,705	11,969,799
Advances from MV Partners (net of repayments)	120,000	—
Cash distributions	(7,321,705)	(11,640,300)
Trust expenses	(151,727)	(65,909)
Amortization of net profits interest	(880,403)	(1,527,079)

Trust corpus, end of period	$45,317,927	$49,121,186

The accompanying notes are an integral part of these financial statements.

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

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2008 and March 31, 2007, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

        The preparation of financial statements requires estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Presentation (Continued)

results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007.

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

        Investment in the net profits interest was recorded initially at the historical cost of MV Partners and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest to the extent that total capitalized costs, less accumulated depreciation, depletion and amortization, exceed undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties.

        No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2008 that would impact the financial statements of the Trust.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance and is calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest and Hedge and Other Derivative Activities

	Three months ended March 31, 2008	Three months ended March 31, 2007
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$9,189,631	$15,692,301
Amounts received to settle hedges and other derivatives	—	519,948

Total of cash receipts over cash disbursements	9,189,631	16,212,249
Times net profits interest over the term of the Trust	80%	80%

Income from net profits interest and hedge and other derivative activities	7,351,705	12,969,799
MV Partners reserve for future capital expenditures(2)	—	(1,000,000)

Total cash proceeds received by the Trust(3)	$7,351,705	$11,969,799

(1)
Per terms of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Per terms of the net profits interest, MV Partners can reserve up to $1.0 million for future expenditures at any time. MV Partners withheld $0 and $1.0 million from the first quarter 2008 and 2007 payment, respectively. The reserve balance was $0.75 million and $1.0 million at March 31, 2008 and 2007, respectively.

(3)
The cash proceeds received by the Trust are based upon the cash receipts from MV Partners, LLC for the oil and gas production. The revenues from oil production are typically received one month after production, thus the cash received by the Trust during the quarter ended March 31, 2008 substantially represents the production by MV Partners from September 2007 through November 2007 and the cash received by the Trust during the quarter ended March 31, 2007 substantially represents the production by MV Partners from July 2006 through November 2006.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Income Taxes

        The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 7—Distributions to Unitholders

        The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 25th day of the month following the end of each quarter to the Trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust during the preceeding quarter, over the expenses of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.

        The first quarterly distribution during 2008 was $0.63666998 per Trust unit and was made on January 25, 2008 to Trust unitholders owning Trust units as of January 15, 2008. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2007 through December 31, 2007. This distribution included 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from October 1, 2007 to December 31, 2007.

        The first quarterly distribution in 2007 was $1.0122 per Trust unit and was made on February 23, 2007 to Trust unitholders owning Trust units as of February 15, 2007. This distribution consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the Trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006. Furthermore, this cash payment included 80% of all amounts paid to/by MV Partners from/to hedge contract counterparties for settlements related to the period from July 1, 2006 to December 31, 2006.

Note 8—Advance for Trust Expenses

        Under the terms of the Trust agreement, the Trustee is allowed to borrow money to pay Trust expenses. The Trust expense holdback in the first quarter 2008 was not sufficient to pay the first quarter expenses, so the Trustee borrowed $150,000 from MV Partners to pay Trust expenses during the quarter ended March 31, 2008. The Trustee also repaid the $30,000 borrowed in the previous quarter. Since the Trust is on the cash basis of accounting, a liability has not been recorded for this advance. Advances are shown as additions to Trust Corpus and repayments are shown as reductions to Trust Corpus.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9—Subsequent Event

        The second quarterly distribution during 2008 was $0.52171564 per Trust unit and was made on April 25, 2008 to Trust unitholders owning Trust units as of April 15, 2008. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2008 through March 31, 2008. This distribution included 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from January 1, 2008 to March 31, 2008.

Item 2.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The Trust was formed on August 3, 2006. The conveyance of the net profits interest, however, did not occur until January 24, 2007. As a result, the Trust did not recognize any income or make any distributions during the year ended December 31, 2006. The Trust's first quarterly distribution which was paid on February 23, 2007, consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the Trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006.

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

Results of the Operations for the Quarters Ended March 31, 2008 and 2007

        As noted above, the cash received by the Trust from MV Partners during the quarter ended March 31, 2007 consisted of an amount that would have been payable to the Trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased $6,502,670 to $9,189,631 for the 3 months ended December 31, 2007 from $15,692,301 for the period from July 1, 2006 through December 31, 2006. Included in this amount are payments to settle hedge and other derivatives totaling $5,034,603 during the 3 months ended December 31, 2007 and $1,578,486 for the period ending December 31, 2006. In addition, amounts received to settle hedge and other derivatives were $0 for the 3 months ended December 31, 2007 and $519,948 for the period ended December 31, 2006, which resulted in a total cash receipts over cash disbursements of $9,189,631 and $16,212,249, respectively. The Trust's net profits interest (80%) of this total was $7,351,705 and $12,969,799, respectively, and was reduced by a reserve for future capital expenditures of $1,000,000 for the quarter ended March 31, 2007, resulting in the income from net profits interest and hedge and other derivative activities of $11,969,799 for that period. The revenues from oil production are typically received one month after production, thus the cash received by the Trust during the quarter ended March 31, 2008 substantially represents the production by MV Partners from September 2007 through November 2007 whereas the cash received by the Trust during the quarter ended March 31, 2007 substantially represents the production by MV Partners from July 2006 through November 2006. The Trustee has paid general and administrative expenses of $151,727 and $65,909 for the quarters ended March 31, 2008 and 2007, respectively. The distributable income for the quarter ended March 31, 2008 was $7,321,705, a decrease of $4,318,595 from a distributable income of $11,640,300 for the quarter ended March 31, 2007.

        The average price received for crude oil sold was $81.70 per Bbl and the average price received for natural gas sold was $4.55 per Mcf for the period from October 1, 2007 through December 31, 2007. The average price received for crude oil sold was $61.98 per Bbl and the average price received for natural gas sold was $5.10 per Mcf for the period from July 1, 2006 through December 31, 2006.

        The overall production sales volumes collected attributable to the 80% net profits interest which is for the oil and gas production collected during the period from October 1, 2007 through December 31, 2007 were 196,905 Bbls of oil, 21,689 Mcf of natural gas and 1,211 Bbls of natural gas liquids for a total equivalent barrels of oil of 201,307.

        The overall production sales volumes collected attributable to the 80% net profits interest which is for the oil and gas production subsequent to July 1, 2006 and collected before December 31, 2006 were 341,894 Bbls of oil, 34,304 Mcf of natural gas and 2,383 Bbls of natural gas liquids for a total equivalent barrels of oil of 349,160.

        As noted above, the amounts included in the accompanying financial statements for the Trust's quarter ended March 31, 2008 reflect cash received by the Trust during the quarter. Such cash is primarily derived from production by MV Partners from September 2007 through November 2007. MV Partners distributed cash to the Trust in April 2008 which will be reflected in the Trust's financial statements for the quarter ending June 30, 2008. The cash distributed to the Trust in April 2008 was primarily derived from production by MV Partners from December 2007 through February 2008. The discussion below relates to cash received by MV Partners during the quarters ended March 31, 2008 and 2007 and distributed to the Trust in April 2008 and 2007, respectively, which will be reflected in the Trust's financial statements for the quarter ended June 30, 2008.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $1,103,972 to $7,687,162 for the period from January 1, 2008 through March 31, 2008 from $6,583,190 for the period from January 1, 2007 through March 31, 2007. In addition, amounts received to settle hedge and other derivatives decreased $458,639 to $0 for the period from January 1, 2008 through March 31, 2008 from $458,639 for the period from January 1, 2007 through March 31, 2007, which resulted in total cash receipts over cash disbursements of $7,687,162 and $7,041,829, respectively. The Trust's net profits interest (80%) of these totals were $6,149,730 and $5,633,463, respectively, and was decreased by a repayment of an advance of $150,000 for the quarter ending June 30, 2008 and increased by application of the reserve for future capital expenditures of $500,000 for the quarter ending June 30, 2007, resulting in income from net profits interest and hedge and other derivative activities of $5,999,730 and $6,133,463 for the quarters ending June 30, 2008 and 2007, respectively.

        The average price received for crude oil sold was $88.45 per Bbl while the average price received for natural gas sold was $5.47 per Mcf for the period from January 1, 2008 through March 31, 2008. The average price received for crude oil sold was $55.06 per Bbl while the average price received for natural gas sold was $5.62 per Mcf for the period from January 1, 2007 through March 31, 2007.

        The overall production sales volumes collected attributable to the 80% net profits interest which is for the oil and gas production collected during the period from January 1, 2008 through March 31, 2008 were 185,112 Bbls of oil, 21,084 Mcf of natural gas and 850 Bbls of natural gas liquids for a total equivalent barrels of oil of 189,178.

        The overall production sales volumes collected attributable to the 80% net profits interest which is for the oil and gas production collected during the period from January 1, 2007 through March 31, 2007 were 183,099 Bbls of oil, 18,458 Mcf of natural gas and 948 Bbls of natural gas liquids for a total equivalent barrels of oil of 186,792.

        The April 2008 distribution of net profits was impacted by production curtailment affecting the underlying properties as the result of winter ice storms that impacted western Kansas. The ice associated with these storms disabled electrical power to the affected underlying properties for an extended period of time resulting in some curtailed production.

        The April 2008 distribution of net profits was also impacted by the duplication of hedged volumes in January 2008. January crude oil swap contracts in the notional volume of 45,000 barrels at a price of $62.99 settled in the first quarter 2008. This volume was in addition to the notional volume of 61,167 barrels that had been scheduled as the average monthly notional volume for 2008. Given the NYMEX price contracts for January crude oil, the incremental hedged volumes resulted in an additional expense of $1,347,255, which reduced the cash available for distribution for the first quarter 2008 by $1,077,804. This duplication of hedged volumes for January 2008 is a one-time event in the hedge and derivative contracts program and will not occur again for the duration of the Trust.

        The April 2007 distribution of net profits was impacted by production curtailment during the first quarterly payment period affecting the underlying properties as the result of severe winter storms that impacted western Kansas and eastern Colorado. The snow and ice associated with these storms disabled electrical power to the affected underlying properties for an extended period of time and rendered some properties inaccessible. Most of the production curtailed as a result of these storms was restored by the end of March 2007.

        The April 2007 distribution of net profits was also impacted by the inclusion of lease maintenance and development costs billed in December 2006. Such costs were included in the calculation of the April 2007 distribution because of the cash basis of accounting.

Liquidity and Capital Resources

        Other than Trust administrative expenses, including any reserves established by the trustee for future expenses, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust's expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. The Trustee may borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's expense. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

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

Hedge and Derivative Contracts

        The revenues derived from the underlying properties depend substantially on prevailing crude oil and, to a lesser extent, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that MV Partners can economically produce. MV Partners sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. MV Partners has entered into hedge contracts to reduce the exposure of the revenues from oil production from the underlying properties from 2008 through 2010 to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase. The hedge contracts consist of fixed price swap contracts that have been placed with major trading counterparties who MV Partners believes represent minimal credit risks. MV Partners cannot provide assurance, however, that these trading counterparties will not become credit risks in the future.

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. From April 1, 2008 through December 31, 2010, MV Partners' crude oil price risk management positions in swap contracts are as follows:

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

        MV Partners has agreed to convey to the Trust 80% of all proceeds that it receives upon settlement of the hedge contracts. There are certain risks associated with this conveyance in the event that MV Partners becomes involved as a debtor in bankruptcy proceedings. See "Risk Factors—If the financial position of MV Partners degrades in the future, MV Partners may not be able to satisfy its obligations to the trust" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007. In addition, the aggregate amounts paid by MV Partners on settlement of the hedge contracts will be deducted from the gross proceeds available for payment to the Trust under the net profits interest. See "Business—Computation of Net Proceeds—Net Profits Interest" also contained in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007.

Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although MV Partners advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007, including under the section "Item 1A. Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The only assets of and sources of income to the Trust are cash and the net profits interest, which generally entitle the Trust to receive 80% of the net proceeds from oil and gas production from the underlying properties, and the Trust's interest in the hedge contracts, which generally entitle the Trust to receive 80% of any proceeds received by MV Partners from the settlement of certain hedges in existence on January 24, 2007. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. For more information regarding the hedge contracts, please see "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Hedge Contracts" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007. Although the Trust may borrow money to pay expenses of the Trust, the amount of any such borrowings is unlikely to be material to the Trust. As a result, the Trust is not subject to any material interest rate market risk.

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

        Due to the contractual arrangements of (i) the Trust agreement and (ii) the conveyance of the net profits interest, the Trustee relies on (A) information provided by MV Partners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See Item 1A. Risk Factors "—The trust and the public trust unitholders have no voting or managerial rights with respect to MV Partners, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007, and "Trustee's Discussion and Analysis of Financial Condition and Results of Operation" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007, for a description of certain risks relating to these arrangements and reliance on information when reported by MV Partners to the Trustee and recorded in the Trust's results of operation.

        Changes in Internal Control over Financial Reporting.    During the quarter ended March 31, 2008, there has been no change in the trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee's internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

        There have not been any material changes from the risk factors previously disclosed in the Trust's response to Item 1A. to Part 1 of its Form 10-K for the year ended December 31, 2007.

Item 6. Exhibits.

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

Exhibit Number	Description
3.1*	Certificate of Trust of MV Oil Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on August 14, 2006 (Registration No. 333-136609))
3.2*
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
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MV OIL TRUST
By:	THE BANK OF NEW YORK TRUST COMPANY, N.A., AS TRUSTEE
By:	/s/ MIKE ULRICH Mike Ulrich Vice President

Date: May 12, 2008

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

QuickLinks

PART I—FINANCIAL INFORMATION
MV OIL TRUST CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS
MV OIL TRUST CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
MV OIL TRUST NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
SIGNATURES