Form 10-Q
period 2008-06-30
MV Oil Trust
filed 2008-08-11
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 1-33219

MV OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-6554331 (I.R.S. Employer Identification No.)
The Bank of New York Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)
1-800-852-1422 (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 8, 2008—11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

 PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Income from net profits interest and hedge and other derivative activities	$6,149,730	$6,133,463	$13,501,435	$18,103,262
Advances from MV Partners (net of repayments)	250,000	—	370,000	—
Cash withheld for future Trust expenses	—	—	—	(263,590)
Cash on hand used for current Trust expenses	152	144,894	1,878	144,894
General and administrative (includes $15,000 and $30,000 paid to MV Partners during the three months ended June 30, 2008 and 2007, respectively, and $15,000 and $60,000 during the six months ended June 30, 2008 and 2007, respectively)	(400,143)	(144,894)	(551,869)	(210,803)

Distributable income	$5,999,739	$6,133,463	$13,321,444	$17,773,763

Distributions per unit (11,500,000 units issued and outstanding)	$0.5217	$0.5333	$1.1584	$1.5455

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash	$1,035	$2,913
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(5,894,336)	(4,186,531)

Total assets	$44,490,374	$46,200,057

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at June 30, 2008 and December 31, 2007	$44,490,374	$46,200,057

The accompanying notes are an integral part of these condensed financial statements.

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Trust corpus, beginning of period	$45,317,927	$49,121,186	$46,200,057	$1,000
Investment in net profits interest—January 24, 2007	—	—	—	50,383,675
Cash proceeds	6,149,730	6,133,463	13,501,435	18,103,262
Advances from MV Partners (net of repayments)	250,000	—	370,000	—
Cash distributions	(5,999,739)	(6,133,463)	(13,321,444)	(17,773,763)
Trust expenses	(400,143)	(144,894)	(551,869)	(210,803)
Amortization of net profits interest	(827,401)	(816,971)	(1,707,805)	(2,344,050)

Trust corpus, end of period	$44,490,374	$48,159,321	$44,490,374	$48,159,321

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

        The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders pursuant to a conveyance from MV Partners to the Trust. The term net profits interest is an interest in underlying properties consisting of MV Partners' net interests in all of its oil and natural gas properties located in the Mid-Continent region in the states of Kansas and Colorado (the "underlying properties"). These oil and gas properties include approximately 994 producing oil and gas wells.

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

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Trust Accounting Policies (Continued)

        No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2008 that would impact the financial statements of the Trust.

Note 4—Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and is calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest and Hedge and Other Derivative Activities

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$7,687,162	$6,583,190	$16,876,793	$22,275,491
Amounts received to settle hedges and other derivatives	—	458,639	—	978,587

Total of cash receipts over cash disbursements	7,687,162	7,041,829	16,876,793	23,254,078
Times net profits interest over the term of the Trust	80%	80%	80%	80%

Income from net profits interest and hedge and other derivative activities before reserve adjustments	6,149,730	5,633,463	13,501,435	18,603,262
MV Partners reserve for future capital expenditures(2)	—	500,000	—	(500,000)

Income from net profits interest and hedge derivative activities(3)	$6,149,730	$6,133,463	$13,501,435	$18,103,262

(1)
Per terms of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Income from Net Profits Interest and Hedge and Other Derivative Activities (Continued)

(2)
Per terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. MV Partners withheld $0 and $1.0 million for the six months ended June 30, 2008 and 2007, respectively. MV Partners utilized $0 and $0.5 million from the second quarter 2008 and 2007 payment, respectively. MV Partners utilized $0 and $0.5 million for the six months ended June 30, 2008 and 2007, respectively. The reserve balance was $0.75 million and $0.5 million at June 30, 2008 and 2007, respectively.

(3)
The income from net profits interest and hedge and other derivative activities is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the Trust during the quarter ended June 30, 2008 substantially represents the production by MV Partners from December 2007 through February 2008 and the cash received by the Trust during the quarter ended June 30, 2007 substantially represents the production by MV Partners from December 2006 through February 2007. The cash received by the Trust during the six months ended June 30, 2008 substantially represents the production by MV Partners from September 2007 through February 2008 and the cash received by the Trust during the six months ended June 30, 2007 substantially represents the production by MV Partners from July 2006 through February 2007.

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

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Distributions to Unitholders (Continued)

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

        The first quarterly distribution in 2007 was $1.0122 per Trust unit and was made on February 23, 2007 to Trust unitholders owning Trust units as of February 15, 2007. This distribution consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the Trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006. Furthermore, this cash payment included 80% of all amounts paid to/by MV Partners from/to hedge contract counterparties for settlements related to the period from July 1, 2006 to December 31, 2006. This distribution included a payment to MV Partners of $1,000,000 as a reserve for future capital expenses.

        The second quarterly distribution in 2007 was $0.533344609 per Trust unit and was made on April 25, 2007 to Trust unitholders owning Trust units as of April 16, 2007. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2007 through March 31, 2007, including all hedge contract settlements. This distribution included a payment from MV Partners of $500,000 which had been previously withheld for future capital expenses.

Note 8—Advance for Trust Expenses

        Under the terms of the Trust agreement, the Trustee is allowed to borrow money to pay Trust expenses. The Trust expense holdback in the second quarter 2008 was not sufficient to pay the second quarter expenses, so the Trustee borrowed $400,000 from MV Partners to pay Trust expenses during the quarter ended June 30, 2008. Since the Trust is on the cash basis of accounting, a liability has not been recorded for this advance. The Trustee also repaid the $150,000 borrowed in the previous quarter. Advances are shown as additions to Trust Corpus and repayments are shown as reductions to Trust Corpus.

Note 9—Subsequent Events

        The third quarterly distribution in 2008 was $0.64825809 per Trust unit and was made on July 25, 2008 to Trust unitholders owning Trust units as of July 15, 2008. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2008 through June 30, 2008. This distribution included 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from April 1, 2008 through June 30, 2008.

        Eaglwing, L.P. ("Eaglwing"), an affiliate of SemCrude, L.P., purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9—Subsequent Events (Continued)

July 2008 and subsequently filed for reorganization under the United States Bankruptcy Code. The approximately $9.5 million in sales in June to Eaglwing was to have been paid by July 20, 2008. The purchase price for the sales in July to Eaglwing will be due by August 20, 2008; the dollar amount associated with such sales has not yet been determined, given the administrative aspects of the revenue distribution process, but is estimated to be between approximately $4.9 million and $5.4 million. The specified dollar amounts are associated with all production from the underlying properties, and not just the 80% portion attributable to the net profits interest held by the Trust. Eaglwing has not paid the purchase price therefor and there can be no assurance what dollar amount, if any, will be collected by MV Partners from Eaglwing.

        From July 18, 2008 until July 31, 2008, only minor amounts of crude oil production from the underlying properties were sold. On July 31, 2008, Vess Oil and Murfin Drilling recommenced general sales of production from the underlying properties, to purchasers other than Eaglwing, under short-term arrangements using market sensitive pricing. As of August 7, 2008, field operations at the underlying properties returned to substantially normal operations, although it may take until mid-August or so before the marketing of crude oil production will normalize to the sales process and volumes that existed prior to July 18, 2008.

        Absent collection of the receivables for crude oil sales of MV Partners during June and July, MV Partners does not expect that there will be sufficient net proceeds for MV Oil Trust to make the scheduled third quarterly distribution in October 2008. If there is no such distribution, the scheduled quarterly distribution in January 2009 would likely be substantially impacted. As sales have resumed for production from the underlying properties, MV Partners currently expects that there would be sufficient net proceeds available for the scheduled quarterly distribution by MV Oil Trust in April 2009.

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

Results of the Operations for the Quarters Ended June 30, 2008 and 2007

        As previously noted, the cash received by the Trust during the quarter ended June 30, 2008 substantially represents the production by MV Partners from December 2007 through February 2008 and the cash received by the Trust during the quarter ended June 30, 2007 substantially represents the production by MV Partners from December 2006 through February 2007. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $1,103,972 to $7,687,162 for the period from January 1, 2008 through March 31, 2008 from $6,583,190 for the period from January 1, 2007 through March 31, 2007. Included in this amount are payments to settle hedge and other derivatives totaling $7,761,757 for the period from January 1, 2008 through March 31, 2008 and $17,271 for the period from January 1, 2007 through March 31, 2007. In addition, amounts received to settle hedge and other derivatives were $0 for the period from January 1, 2008 through March 31, 2008 and $458,639 for the period from January 1, 2007 through March 31, 2007, which resulted in total cash receipts over cash disbursements of $7,687,162 and $7,041,829, respectively. The Trust's net profits interest (80%) of these totals were $6,149,730 and $5,633,463, respectively, and was increased by application of the reserve for future capital expenditures of $500,000 for the quarter ended June 30, 2007, resulting in income from net profits interest and hedge and other derivative activities of $6,149,730 and $6,133,463 for the quarters ending June 30, 2008 and 2007, respectively. The Trust's portion represents the cash proceeds received by the Trust, which is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production, thus the cash received by the Trust during the quarter ended June 30, 2008 substantially represents the production by MV Partners from December 2007 through February 2008 and the quarter ended June 30, 2007 substantially represents the production by MV Partners from December 2006 through February 2007. The Trustee has paid general and administrative expenses of $400,143 and $144,894 for the quarters ended June 30, 2008 and 2007, respectively. The distributable income for the quarter ended June 30, 2008 was $5,999,739, a decrease of $133,724 from a distributable income of $6,133,463 for the quarter ended June 30, 2007.

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

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from January 1, 2008 through March 31, 2008 were 185,112 Bbls of oil, 21,084 Mcf of natural gas and 850 Bbls of natural gas liquids for a total equivalent barrels of oil of 189,178.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from January 1, 2007 through March 31, 2007 were 183,099 Bbls of oil, 18,458 Mcf of natural gas and 948 Bbls of natural gas liquids for a total equivalent barrels of oil of 186,792.

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

        As noted above, the amounts reflected in the accompanying financial statements for the Trust's quarter ended June 30, 2008 reflect cash received by the Trust during the quarter. Such cash is primarily derived from production by MV Partners from December 2007 through February 2008. MV Partners distributed cash to the Trust in July 2008 which will be reflected in the Trust's financial statements for the quarter ended September 30, 2008. The cash distributed to the Trust in July 2008 is primarily derived from production by MV Partners from March 2008 through May 2008. The discussion below relates to cash received by MV Partners during the quarter ended June 30, 2008 and distributed to the Trust in July 2008, which will be reflected in the Trust's financial statements for the quarter ended September 30, 2008.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $891,658 to $9,818,710 for the three months ended June 30, 2008 from $8,927,052 for the three months ended June 30, 2007. Included in these amounts are payments to settle hedge and other derivatives totaling $10,260,421 and $214,103, respectively. In addition, amounts received to settle hedge and other derivatives decreased $271,367 for the three months ended June 30, 2008 from $271,367 for the three months ended June 30, 2007, which resulted in a total cash receipts over cash disbursements of $9,818,710 and $9,198,419, respectively. The Trust's portion (80%) of these totals were $7,854,968 and $7,358,735, respectively, and was decreased by a repayment of an advance of $400,000 for the quarter ending September 30, 2008 and increased by net proceeds from business interruption insurance of $200,000 for the quarter ended September 30, 2007, resulting in distributable income of $7,454,968 and $7,558,735 for the quarters ending September 30, 2008 and 2007, respectively.

        The average price received for crude oil sold was $109.31 per Bbl while the average price received for natural gas sold was $6.76 per Mcf for the period from April 1, 2008 through June 30, 2008. The average price received for crude oil sold was $58.23 per Bbl while the average price received for natural gas sold was $6.02 per Mcf for the period from April 1, 2007 through June 30, 2007.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the quarter ended June 30, 2008 were 196,711 Bbls of oil, 21,686 Mcf of natural gas and 944 Bbls of natural gas liquids for a total equivalent barrels of oil of 200,939.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the quarter ended June 30, 2007 were 207,258 Bbls of oil, 18,186 Mcf of natural gas and 700 Bbls of natural gas liquids for a total equivalent barrels of oil of 210,744.

Results of the Operations for the Six Months Ended June 30, 2008 and 2007

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased $5,398,698 to $16,876,793 for the period from October 1, 2007 through March 31, 2008 from $22,275,491 for the period from July 1, 2006 through March 31, 2007. Included in this amount are payments to settle hedge and other derivatives totaling $12,796,360 and $1,595,757, respectively. In addition, amounts received to settle hedge and other derivatives was $0 for the period from October 1, 2007 through March 31, 2008 and $978,587 for the period from July 1, 2006 through March 31, 2007, which resulted in a total cash receipts over cash disbursements of $16,876,793 and $23,254,078, respectively. The Trust's portion (80%) of these totals were $13,501,435 and $18,603,262, respectively, and was reduced by a net reserve for future capital expenditures of $500,000 for the six months ended June 30, 2007, resulting in the income from net profits interest and hedge and other derivative activities of $18,103,262 for that period. The revenues from oil production are typically received one month after production, thus the cash received by the Trust during the six months ended June 30, 2008 substantially represents the production by MV Partners from September 2007 through February 2008 and the cash received by the Trust during the six months ended June 30, 2007 substantially represents the production by MV Partners from July 2006 through February 2007. The Trustee has paid general and administrative expenses of $551,869 and $210,803 for the six months ended June 30, 2008 and 2007, respectively. The distributable income for the six months ended June 30, 2008 was $13,321,444, a decrease of $4,452,319 from a distributable income of $17,773,763 for the six months ended June 30, 2007.

        The average price received for crude oil sold was $84.97 per Bbl while the average price received for natural gas sold was $5.00 per Mcf for the period from October 1, 2007 through March 31, 2008. The average price received for crude oil sold was $59.56 per Bbl while the average price received for natural gas sold was $5.28 per Mcf for the period from July 1, 2006 through March 31, 2007.

        The overall production sales volumes collected attributable to the 80% net profits interest which is for the oil and gas production collected during the six months ended June 30, 2008 were 382,017 Bbls of oil, 42,773 Mcf of natural gas and 2,061 Bbls of natural gas liquids for a total equivalent barrels of oil of 390,485.

        The overall production sales volumes collected attributable to the 80% net profits interest which is for the oil and gas production subsequent to July 1, 2006 and collected before March 31,2007 were 524,993 Bbls of oil, 52,762 Mcf of natural gas and 3,331 Bbls of natural gas liquids for a total equivalent barrels of oil of 535,952.

        As noted above, the amounts reflected in the accompanying financial statements for the Trust's six month period ended June 30, 2008 reflect cash received by the Trust during the six months. Such cash is primarily derived from production by MV Partners from September 2007 through February 2008. MV Partners distributed cash to the Trust in July 2008 which will be reflected in the Trust's financial statements for the nine months ended September 30, 2008. The cash distributed to the Trust in July 2008 is primarily derived from production of the underlying properties from March 2008 through May 2008. The discussion below relates to cash received by MV Partners during the six months ended June 30, 2008 and 2007 and distributed to the Trust in April and July 2008 and 2007, respectively, which will be reflected in the Trust's financial statements for the nine months ending September 30, 2008.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $1,995,630 from $17,505,872 for the six months ended June 30, 2008 from $15,510,242 for the six months ended June 30, 2007. Included in these amounts are payments to settle hedge and other derivatives totaling $18,022,179 and $231,374, respectively. In addition, amounts received to settle hedge and other derivatives decreased $730,006 to $0 for the six months ended June 30, 2008 from $730,006 for the six months ended June 30, 2007, which resulted in total cash receipts over cash disbursements of $17,505,872 and $16,240,248, respectively. The Trust's portion (80%) of these totals were $14,004,698 and $12,992,198, respectively. This amount was decreased by repayments of advances totaling $550,000 for the six months ended June 30, 2008 and increased by application of the reserve for future capital expenditures of $500,000 and net proceeds from business interruption insurance of $200,000 for the six months ended June 30, 2007, resulting in distributable income of $13,454,707 and $13,692,198 for the six months ending June 30, 2008 and 2007, respectively.

        The average price received for crude oil sold was $99.20 per Bbl while the average price received for natural gas sold was $6.13 per Mcf for the six months ended June 30, 2008. The average price received for crude oil sold was $56.74 per Bbl while the average price received for natural gas sold was $5.82 per Mcf for the six months ended June 30, 2007.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the six months ended June 30, 2008 were 381,823 Bbls of oil, 42,770 Mcf of natural gas and 1,794 Bbls of natural gas liquids for a total equivalent barrels of oil of 390,117.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the six months ended June 30, 2007 were 390,357 Bbls of oil, 36,645 Mcf of natural gas and 1,648 Bbls of natural gas liquids for a total equivalent barrels of oil of 397,535.

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

        Given the bankruptcy filing by Eaglwing and the uncertainty of recovery by MV Partners of its crude oil sales in June and July 2008, the scheduled quarterly distributions in October 2008 and January 2009 by the Trust may be substantially adversely impacted. See "—Subsequent Events."

Hedge Contracts

        The revenues derived from the underlying properties depend substantially on prevailing crude oil and, to a lesser extent, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that MV Partners can economically produce. MV Partners sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Under the required terms of a 2006 bank credit facility, MV Partners has entered into hedge contracts to reduce the exposure of the revenues from oil production from the underlying properties from 2008 through 2010 to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase. The hedge contracts consist of fixed price swap contracts that have been placed with major trading counterparties who MV Partners believes represent minimal credit risks, other than SemCrude, L.P., which has filed a voluntary petition for reorganization under

Chapter 11 of the United States Bankruptcy Code. See "—Subsequent Events". MV Partners cannot provide assurance, however, that these trading counterparties will not become credit risks in the future.

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. From July 1, 2008 through December 31, 2010, MV Partners' crude oil price risk management positions in swap contracts are as follows:

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

Subsequent Events

        As publicly reported, on July 22, 2008, SemCrude, L.P. ("SemCrude") and certain of its affiliates, including Eaglwing, filed voluntarily petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008, after which date further sales to Eaglwing was terminated. As of the date of this Form 10-Q, Eaglwing has not yet paid the purchase price for such sales. Set forth below is a summary discussion of this matter, which is based on information provided to Trustee by representatives of MV Partners.

        As part of its Chapter 11 filing, Eaglwing and certain of its debtor affiliates created a special supplier protection program for their critical providers of goods and services. Under the program, certain suppliers who contractually commit to continue doing business, on the same terms and reasonably equivalent volume as before the Chapter 11 filing, with the debtors until the earlier of January 1, 2009 and the effective date of a Chapter 11 plan may be eligible to receive full payment, as due, for goods and services that were provided before the filing, but for which the supplier has not yet been paid.

        Based on a stated deadline, Vess Oil Corporation ("Vess Oil") and Murfin Drilling Company, Inc. ("Murfin Drilling"), individually and as contract operators of the underlying properties for which MV Partners is designated as the operator, submitted a filing on July 27, 2008 to be eligible to be considered such a critical provider; however, they conditioned their commitments to permit Vess Oil and Murfin Drilling to commence selling oil to other purchasers pending notification of acceptance and full payment by Eaglwing for crude oil production sold to it. As of the date of this Form 10-Q, Vess Oil and Murfin Drilling have not received notice that they have been designated as a critical provider, and there can be no assurance that Vess Oil and Murfin Drilling will be designated as such a critical provider. Vess Oil, Murfin Drilling and MV Partners continue to monitor the bankruptcy process and assess their rights and alternatives in the bankruptcy process. A primary concern of each of these entities with the special supplier protection program is assurance that all amounts owing will be paid, particularly in light of having to commit sales to Eaglwing instead of other purchasers.

        The approximately $9.5 million in sales in June to Eaglwing of production from the underlying properties was to have been paid by July 20, 2008. The purchase price for the sales in July to Eaglwing of production from the underlying properties will be due by August 20, 2008; the dollar amount associated with such sales has not yet been determined, given the administrative aspects of the revenue distribution process, but is estimated to be between approximately $4.9 million and $5.4 million. The specified dollar amounts are associated with all production from the underlying properties, and not just the 80% portion attributable to the net profits interest held by the Trust.

        Beginning July 18, 2008, substantially all of the production from the underlying properties subject to the net profits interest went into on-location storage tanks and a portion of the oil production was shut-in pending resolution of the marketing process for the production. As of July 31, 2008, Vess Oil and Murfin Drilling recommenced general sales of production from the underlying properties, to purchasers other than Eaglwing, under short-term arrangements using market sensitive pricing. Use of such short-term arrangements are expected to allow Vess Oil and Murfin Drilling enhanced flexibility if Vess Oil and Murfin Drilling are designated as critical providers of Eaglwing, as discussed above. MV Partners expects that sales will be made to several different purchasers, including an affiliated purchaser, with the production likely ultimately going to, or for the benefit of, oil refineries located in Kansas. A substantial portion of the crude oil production may be acquired by a single purchaser. MV Partners does not have a contract with any of the new purchasers and does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on MV Partners' business.

        As of August 7, 2008, field operations at the underlying properties returned to substantially normal operations, although it may be mid-August or so before the marketing of crude oil production will normalize to the sales process and volumes that existed prior to July 18, 2008. Consistent with past practice, each purchaser will handle the administrative aspects of the revenue distribution process associated with such crude oil sales, based on required royalty payments and related division orders.

        Hedge contracts relating to approximately 30,000 Bbls of oil per month are with SemCrude through December 2008. MV Partners paid the approximately $2.2 million due in July 2008 under the hedge contracts with SemCrude instead of trying to off-set amounts due on the crude oil sales in June 2008 because the contract counterparties are different, as SemCrude is the counterparty under the hedge contracts and Eaglwing is the debtor owing money for the crude oil sales.

        Given the bankruptcy filing by Eaglwing and the uncertainty of recovery by MV Partners of its crude oil sales in June and July 2008, and that MV Partners will not realize revenues from crude oil sales in August until late September, MV Partners actively considered available alternatives for accessing needed funds for its ongoing business activities, including payment obligations under its hedge contracts.

        On August 7, 2008, MV Partners closed on two separate credit facilities providing an aggregate of $9 million of funding capacity for general corporate purposes. The first credit facility consists of a new $6 million secured revolving line of credit pursuant to an amended and restated credit agreement with MV Partners' bank group. Pursuant to the terms of the revolving line of credit, the maximum amount outstanding thereunder reduces quarterly by $1,333,334 as of each of December 31, 2008, March 31, 2009 and June 30, 2009, with the facility terminating on August 5, 2009.

        The second credit facility consists of a new unsecured loan in an aggregate principal amount of $3 million from indirect equity owners of MV Partners. Payments on the loan in the amount of $666,667 are due on each of December 31, 2008, March 31, 2009 and June 30, 2009, with the remaining balance of the loan due on August 5, 2009.

        Absent collection of the receivables for crude oil sales of MV Partners during June and July, MV Partners does not expect that there will be sufficient net proceeds for MV Oil Trust to make the scheduled third quarterly distribution in October 2008. If there is no such distribution, the scheduled quarterly distribution in January 2009 would likely be substantially impacted. As sales have resumed for production from the underlying properties, MV Partners currently expects that there would be sufficient net proceeds available for the scheduled quarterly distribution by MV Oil Trust in April 2009 At this time, the ultimate outcome of these various matters cannot be determined.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The only assets of and sources of income to the Trust are cash and the net profits interest, which generally entitle the Trust to receive 80% of the net proceeds from oil and gas production from the underlying properties, and the Trust's interest in the hedge contracts, which generally entitle the Trust to receive 80% of any proceeds received by MV Partners from the settlement of certain hedges in existence on January 24, 2007. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. For more information regarding the hedge contracts, please see "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Hedge Contracts" in this Form 10-Q and "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Hedge Contracts" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007. Although the Trust may borrow money to pay expenses of the Trust, the amount of any such borrowings is unlikely to be material to the Trust. As a result, the Trust is not subject to any material interest rate market risk.

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

         Changes in Internal Control over Financial Reporting.    During the quarter ended June 30, 2008, there was no change in the Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee's internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        Except as set forth below, there have not been any material changes from the risk factors previously disclosed in the Trust's response to Item 1A. to Part 1 of its Form 10-K for the year ended December 31, 2007.

        The purchaser of substantially all of the crude production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008 has not paid the purchase price therefor and subsequently filed for bankruptcy relief. Absent collection of the receivables, there may not be sufficient net proceeds for the Trust to make the third quarterly distribution in October 2008. There may also be a continuing impact on the quarterly distribution payable in January 2009.

        Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008 and subsequently filed for reorganization under the United States Bankruptcy Code. Eaglwing has not paid the purchase price therefor and there can be no assurance what dollar amount, if any, will be collected by MV Partners from Eaglwing. From July 18, 2008 until July 31, 2008, only minor amounts of crude oil production from the underlying properties were sold, and MV Partners had to consider alternatives for sales of its production. Absent collection of the receivables for crude oil sales of MV Partners during June and July, MV Partners does not expect that there will be sufficient net proceeds for the Trust to make the scheduled quarterly distribution in October 2008. If there is no such distribution, the scheduled quarterly distribution in January 2009 would likely be substantially impacted. For additional information, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Subsequent Events" in this Form 10-Q.

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

Date: August 11, 2008

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
  Item 1A. Risk Factors.
  Item 6. Exhibits.
SIGNATURES