Form 10-Q
period 2008-09-30
MV Oil Trust
filed 2008-11-10
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 1-33219

MV OIL TRUST

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-6554331 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

1-800-852-1422
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 6, 2008—11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

 PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Income from net profits interest and hedge and other derivative activities	$7,854,968	$7,558,735	$21,356,403	$25,661,997
Net advances (net repayments) from (to) MV Partners	(300,000)	400,000	70,000	400,000
Cash withheld for future Trust expenses	(1,008)	—	(1,008)	(263,590)
Cash on hand used for current Trust expenses	—	15,912	1,878	160,806
General and administrative (includes $19,848 and $0 paid to MV Partners during the three months ended September 30, 2008 and 2007, respectively, and $34,848 and $60,000 during the nine months ended September 30, 2008 and 2007, respectively)	(98,993)	(415,912)	(650,863)	(626,715)

Distributable income	$7,454,967	$7,558,735	$20,776,410	$25,332,498

Distributions per unit (11,500,000 units issued and outstanding)	$0.6483	$0.6573	$1.8066	$2.2028

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash	$2,043	$2,913
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(6,773,178)	(4,186,531)

Total assets	$43,612,540	$46,200,057

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at September 30, 2008 and December 31, 2007	$43,612,540	$46,200,057

The accompanying notes are an integral part of these condensed financial statements.

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Trust corpus, beginning of period	$44,490,374	$48,159,321	$46,200,057	$1,000
Investment in net profits interest—January 24, 2007	—	—	—	50,383,675
Cash proceeds	7,854,968	7,558,735	21,356,403	25,661,997
Net advances (net repayments) from (to) MV Partners	(300,000)	400,000	70,000	400,000
Cash distributions	(7,454,967)	(7,558,735)	(20,776,410)	(25,332,498)
Trust expenses	(98,993)	(415,912)	(650,863)	(626,715)
Amortization of net profits interest	(878,842)	(921,669)	(2,586,647)	(3,265,719)

Trust corpus, end of period	$43,612,540	$47,221,740	$43,612,540	$47,221,740

The accompanying notes are an integral part of these condensed financial statements.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization of the Trust

        MV Oil Trust (the "Trust") is a statutory Trust formed on August 3, 2006, under the Delaware Statutory Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among MV Partners, LLC ("MV Partners") as trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the "Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee").

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

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Trust Accounting Policies (Continued)

        No new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2008 that would impact the financial statements of the Trust.

Note 4—Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest and Hedge and Other Derivative Activities

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$9,818,710	$9,177,052	$26,695,504	$31,452,543
Amounts received to settle hedges and other derivatives	—	271,367	—	1,249,954

Total of cash receipts over cash disbursements	9,818,710	9,448,419	26,695,504	32,702,497
Times net profits interest over the term of the Trust	80%	80%	80%	80%

Income from net profits interest and hedge and other derivative activities before reserve adjustments	7,854,968	7,558,735	21,356,403	26,161,997
MV Partners reserve for future capital expenditures(2)	—	—	—	(500,000)

Income from net profits interest and hedge and other derivative activities(3)	$7,854,968	$7,558,735	$21,356,403	$25,661,997

(1)
Per terms of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Income from Net Profits Interest and Hedge and Other Derivative Activities (Continued)

(2)
Per terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. MV Partners withheld $0 and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively. MV Partners did not utilize any of the reserve from either third quarter 2008 or 2007 payments. MV Partners utilized $0 and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively. The reserve balance was $0.75 million and $0.5 million at September 30, 2008 and 2007, respectively.

(3)
The income from net profits interest and hedge and other derivative activities is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the Trust during the quarter ended September 30, 2008 substantially represents the production by MV Partners from March 2008 through May 2008 and the cash received by the Trust during the quarter ended September 30, 2007 substantially represents the production by MV Partners from March 2007 through May 2007. The cash received by the Trust during the nine months ended September 30, 2008 substantially represents the production by MV Partners from September 2007 through May 2008 and the cash received by the Trust during the nine months ended September 30, 2007 substantially represents the production by MV Partners from July 2006 through May 2007.

Note 6—Income Taxes

        The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 7—Distributions to Unitholders

        The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 25th day of the month following the end of each quarter to the Trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust during the preceding quarter, over the expenses of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.

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

        The third quarterly distribution during 2008 was $0.64825809 per Trust unit and was made on July 25, 2008 to Trust unitholders owning Trust units as of July 15, 2008. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2008 through June 30, 2008. This distribution included 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from April 1, 2008 to June 30, 2008.

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

        The third quarterly distribution in 2007 was $0.657281318 per Trust unit and was made on July 25, 2007 to Trust unit holders owning Trust units as of July 16, 2007. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2007 through June 30, 2007, including all hedge contract settlements. This distribution included net proceeds from business interruption insurance of $200,000 that MV Partners received from the insurance company for storm damage during the first quarter 2007 as a replacement for lost income. This amount was in addition to the property damage proceeds that were received from the insurance company that were used to reduce costs.

Note 8—Advance for Trust Expenses

        Under the terms of the Trust agreement, the Trustee is allowed to borrow money to pay Trust expenses. The Trust expense holdback in the third quarter 2008 was not sufficient to pay the third quarter expenses, so the Trustee borrowed $100,000 from MV Partners to pay Trust expenses during the quarter ended September 30, 2008. Since the Trust is on the cash basis of accounting, a liability has not

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8—Advance for Trust Expenses (Continued)

been recorded for this advance. The Trustee also repaid the $400,000 borrowed in the previous quarter. Advances are shown as additions to Trust Corpus and repayments are shown as reductions to Trust Corpus.

Note 9—Subsequent Events

        The Trust did not make the scheduled fourth quarterly distribution in 2008, which was to be made on October 25, 2008 to Trust unitholders owning Trust units as of October 15, 2008, because the Trust had not received cash from the net profits interest and other sources in excess of the Trust's expenses for the previous quarterly period. The scheduled fourth quarterly distribution was to be based on the net proceeds of production collected by MV Partners from July 1, 2008 through September 30, 2008. As described below, MV Partners did not distribute any funds to the Trust that were attributable to such proceeds. Any cash distributed to the Trust from MV Partners would also have taken into account 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from July 1, 2008 through September 30, 2008.

        As publicly reported, on July 22, 2008, SemCrude, L.P. ("SemCrude") and certain of its affiliates, including Eaglwing, L.P. ("Eaglwing"), filed voluntarily petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. SemCrude is a counterparty to some of MV Partners fixed price swap contracts. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008, after which date further sales to Eaglwing were terminated. Approximately $9.5 million in sales in June to Eaglwing was to have been paid by July 20, 2008. Approximately $5.9 million in sales in July to Eaglwing was to have been paid by August 20, 2008. The specified dollar amounts are associated with all production from the underlying properties, and not just the 80% portion attributable to the net profits interest held by the Trust. Eaglwing has not paid the purchase price for any such purchases and there can be no assurance what dollar amount, if any, will be collected by MV Partners from Eaglwing, or the timing of any such collections.

        From July 18, 2008 until July 31, 2008, only minor amounts of crude oil production from the underlying properties were sold. On July 31, 2008, Vess Oil and Murfin Drilling recommenced general sales of production from the underlying properties, to several purchasers other than Eaglwing, including an affiliated purchaser, under short-term arrangements using market sensitive pricing. As of August 7, 2008, field operations at the underlying properties returned to substantially normal operations, although it took until mid-August before the marketing of crude oil production normalized to the sales process and volumes that existed prior to July 18, 2008.

        Because of the nonpayment by Eaglwing and the decreased sales during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the Trust with respect to the net profits interest relating thereto. Neither the Trust nor the Trust unitholders are liable for any costs in excess of

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9—Subsequent Events (Continued)

net proceeds; however, the Trust will not receive any distributions from MV Partners until future net proceeds exceed the total of those excess costs, plus interest at the prime rate. As a result, the scheduled quarterly distribution in January 2009 will be substantially impacted. MV Partners currently expects that the scheduled quarterly distribution by MV Oil Trust in April 2009 will not be impacted by the nonpayment by Eaglwing or the decreased sales during July and August 2008.

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

Results of the Operations for the Quarters Ended September 30, 2008 and 2007

        As previously noted, the cash received by the Trust during the quarter ended September 30, 2008 substantially represents the production by MV Partners from March 2008 through May 2008 and the cash received by the Trust during the quarter ended September 30, 2007 substantially represents the production by MV Partners from March 2007 through May 2007. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $641,658 to $9,818,710 for the period from April 1, 2008 through June 30, 2008 from $9,177,052 for the period from April 1, 2007 through June 30, 2007. Included in these amounts are payments to settle hedge and other derivatives totaling $10,260,421 for the period from April 1, 2008 through June 30, 2008 and $214,103 for the period from April 1, 2007 through June 30, 2007, respectively. In addition, amounts received to settle hedge and other derivatives were $0 for the period from April 1, 2008 through June 30, 2008 and $271,367 for the period from April 1, 2007 through June 30, 2007, which resulted in total cash receipts over cash disbursements of $9,818,710 and $9,448,419, respectively. The Trust's net profits interest (80%) of these totals were $7,854,968 and $7,558,735, respectively.

        The Trust's portion represents the cash proceeds received by the Trust, which is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production, thus the cash received by the Trust during the quarter ended September 30, 2008 substantially represents the production by MV Partners from March 2008 through May 2008 and the quarter ended September 30, 2007 substantially represents the production by MV Partners from March 2007 through May 2007. The Trustee has paid general and administrative expenses of $98,993 and $415,912 for the quarters ended September 30, 2008 and 2007, respectively. The distributable income for the quarter ended September 30, 2008 was $7,454,967, a decrease of $103,768 from a distributable income of $7,558,735 for the quarter ended September 30, 2007.

        The average price received for crude oil sold was $109.31 per Bbl while the average price received for natural gas sold was $6.76 per Mcf for the period from April 1, 2008 through June 30, 2008. The average price received for crude oil sold was $58.23 per Bbl while the average price received for natural gas sold was $6.02 per Mcf for the period from April 1, 2007 through June 30, 2007.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from April 1, 2008 through June 30, 2008 were 196,711 Bbls of oil, 21,686 Mcf of natural gas and 944 Bbls of natural gas liquids for a total equivalent barrels of oil of 200,939.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from April 1, 2007 through June 30, 2007 were 207,258 Bbls of oil, 18,186 Mcf of natural gas and 700 Bbls of natural gas liquids for a total equivalent barrels of oil of 210,744.

        As noted above, the amounts reflected in the accompanying financial statements for the Trust's quarter ended September 30, 2008 reflect cash received by the Trust during the quarter. Such cash is primarily derived from production by MV Partners from March 2008 through May 2008. MV Partners has not distributed cash to the Trust since July 2008 due to a deficiency in distributable income, which will be reflected in the Trust's financial statements for the year ending December 31, 2008. The cash that otherwise would have been distributed to the Trust in October 2008 would have been primarily derived from production by MV Partners from June 2008 through August 2008. The discussion below relates to operations of MV Partners during the quarter ended September 30, 2008, which will be reflected in the Trust's financial statements for the year ending December 31, 2008.

        Eaglwing, an affiliate of SemCrude, purchased substantially all of the oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and filed bankruptcy on July 22, 2008. Beginning July 18, 2008, substantially all of the production from the underlying properties subject to the net profits interest went into on-location storage tanks and a portion of the oil production was shut-in pending resolution of the marketing process for the production. From July 18, 2008 until July 31, 2008, only minor amounts of crude oil production from the underlying properties were sold. On July 31, 2008, Vess Oil and Murfin Drilling recommenced general sales of production from the underlying properties, to several purchasers other than Eaglwing, including an affiliated purchaser, under short-term arrangements using market sensitive pricing. As of August 7, 2008, field operations at the underlying properties returned to substantially normal operations, although it took until mid-August before the marketing of crude oil production normalized to the sales process and volumes that existed prior to July 18, 2008. Because of the nonpayment by Eaglwing and decreased crude oil sales by MV Partners during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the Trust with respect to the net profits interest relating thereto. Neither the Trust nor the Trust unitholders are liable for any costs in excess of net proceeds; however, the Trust will not receive any net proceeds until future net proceeds exceed the total of those excess costs, plus interest at the prime rate. See "—Other Events."

        For the three months ended September 30, 2008, direct operating expenses and lease equipment and development costs from the underlying properties exceeded revenues from the underlying properties by an aggregate of $6,049,283 (with the Trust's 80% portion equal to $4,839,426). For the three months ended September 30, 2007, revenues exceeded direct operating expenses and lease equipment and development costs by an aggregate of $10,211,354 (with the Trust's 80% portion equal to $8,169,083). The $16,260,637 difference is primarily attributable to the failure of Eaglwing to pay MV Partners the aggregate of approximately $15.5 million originally owing for Eaglwing's purchase of production during June and the first 18 days of July 2008 and a related decrease in sales of oil production in July and August 2008. See "—Other Events." Included in the amounts for the three-month periods are payments to settle hedge and other derivatives totaling $12,758,898 for the three months ended September 30, 2008 and $1,703,307 for the three months ended September 30, 2007, respectively. No amounts were received to settle hedge and other derivatives for the three months ended September 30, 2008 or 2007.

        The average price received for crude oil sold was $123.16 per Bbl while the average price received for natural gas sold was $9.15 per Mcf for the period from July 1, 2008 through September 30, 2008. As previously noted, Eaglwing has not paid the purchase price for the crude oil sold to it during June and the first 18 days of July 2008. The average price received for crude oil sold was $65.75 per Bbl while the average price received for natural gas sold was $5.84 per Mcf for the period from July 1, 2007 through September 30, 2007.

        The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that is for the oil and gas production sold and delivered during the period from June 1, 2008 to August 31, 2008 were 185,987 Bbls of oil, 22,185 Mcf of natural gas and 1,354 Bbls of natural gas liquids for a total equivalent barrels of oil of 190,565. As previously noted, Eaglwing has not paid the purchase price for the crude oil sold to it during June and the first 18 days of July 2008.

        The overall production sales volumes collected attributable to the 80% net profits interest for the oil and gas production collected during the quarter ended September 30, 2007 were 206,397 Bbls of oil, 19,930 Mcf of natural gas and 1,254 Bbls of natural gas liquids for a total equivalent barrels of oil of 210,534.

Results of the Operations for the Nine Months Ended September 30, 2008 and 2007

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased $4,757,039 to $26,695,504 for the period from October 1, 2007 through June 30, 2008 from $31,452,543 for the period from July 1, 2006 through June 30, 2007. Included in these amounts are payments to settle hedge and other derivatives totaling $23,056,782 for the period from October 1, 2007 through June 30, 2008 and $1,809,860 for the period from July 1, 2006 through June 30, 2007, respectively. In addition, amounts received to settle hedge and other derivatives was $0 for the period from October 1, 2007 through June 30, 2008 and $1,249,954 for the period from July 1, 2006 through June 30, 2007, which resulted in a total cash receipts over cash disbursements of $26,695,504 and $32,702,497, respectively. The Trust's portion (80%) of these totals were $21,356,403 and $26,161,997, respectively. The amount for the period ended June 30, 2007 was reduced in the first quarter of 2007 by a reserve for future capital expenditures of $1,000,000, and increased in the second quarter of 2007 by a repayment of $500,000 of the reserve, resulting in the income from net profits interest and hedge and other derivative activities of $21,356,403 and $25,661,997 for the nine months ended September 30, 2008 and 2007, respectively.

        The revenues from oil production are typically received one month after production, thus the cash received by the Trust during the nine months ended September 30, 2008 substantially represents the production by MV Partners from September 2007 through May 2008 and the cash received by the Trust during the nine months ended September 30, 2007 substantially represents the production by MV Partners from July 2006 through May 2007. The Trustee has paid general and administrative expenses of $650,863 and $626,715 for the nine months ended September 30, 2008 and 2007, respectively. The distributable income for the nine months ended September 30, 2008 was $20,776,410, a decrease of $4,556,088 from a distributable income of $25,332,498 for the nine months ended September 30, 2007.

        The average price received for crude oil sold was $93.25 per Bbl while the average price received for natural gas sold was $5.59 per Mcf for the period from October 1, 2007 through June 30, 2008. The average price received for crude oil sold was $59.19 per Bbl while the average price received for natural gas sold was $5.47 per Mcf for the period from July 1, 2006 through June 30, 2007.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the nine months ended June 30, 2008 were 578,728 Bbls of oil, 64,459 Mcf of natural gas and 3,005 Bbls of natural gas liquids for a total equivalent barrels of oil of 591,424.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production subsequent to July 1, 2006 and collected before June 30,2007 were 732,250 Bbls of oil, 70,949 Mcf of natural gas and 4,031 Bbls of natural gas liquids for a total equivalent barrels of oil of 746,695.

        As noted above, the amounts reflected in the accompanying financial statements for the Trust's nine month period ended September 30, 2008 reflect cash received by the Trust during the nine months. Such cash is primarily derived from production by MV Partners from September 2007 through May 2008. MV Partners has not distributed cash to the Trust since July 2008 due to a deficiency in distributable income, which will be reflected in the Trust's financial statements for the year ending December 31, 2008. The cash that otherwise would have been distributed to the Trust in October 2008 would have been primarily derived from production by MV Partners from June 2008 through August 2008. The discussion below relates to operations of MV Partners during the nine months ended September 30, 2008 and 2007, which will be reflected in the Trust's financial statements for the year ending December 31, 2008.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased $14,515,006 to $11,456,590 for the nine months ended September 30, 2008 from $25,971,596 for the nine months ended September 30, 2007. Included in the amounts for the nine-month periods are payments to settle hedge and other derivatives totaling $30,781,076 for the nine months ended September 30, 2008 and $1,934,681 for the nine months ended September 30, 2007, respectively. Amounts received to settle hedge and other derivatives decreased $730,006 to $0 for the nine months ended September 30, 2008 from $730,006 for the nine months ended September 30, 2007, which resulted in total cash receipts over cash disbursements of $11,456,590 and $26,701,602, respectively. The Trust's portion (80%) of these totals were $9,165,272 and $21,361,281, respectively. The amount for the nine months ended September 30, 2007 was increased by application of the reserve for future capital expenditures of $250,000, resulting in income from net profits interest and hedge and other derivative activities of $9,165,272 and $21,611,281 for the nine months ended September 30, 2008 and 2007, respectively. The significant decrease in revenues over expenses and costs is primarily attributable to the failure of Eaglwing to pay MV Partners the aggregate of approximately $15.5 million originally owing for Eaglwing's purchase of production during June and the first 18 days of July 2008 and a related decrease in sales of oil production in July and August 2008. See "—Other Events."

        The average price received for crude oil sold was $107.04 per Bbl while the average price received for natural gas sold was $7.16 per Mcf for the nine months ended September 30, 2008. As previously noted, Eaglwing has not paid the purchase price for the crude oil sold to it during June and the first 18 days of July 2008. The average price received for crude oil sold was $59.86 per Bbl while the average price received for natural gas sold was $5.83 per Mcf for the nine months ended September 30, 2007.

        The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that is for the oil and gas production sold and delivered during the period from December 1, 2007 through August 31, 2008 were 567,810 Bbls of oil, 64,955 Mcf of natural gas and 3,147 Bbls of natural gas liquids for a total equivalent barrels of oil of 580,682. As previously noted, Eaglwing has not paid the purchase price for the crude oil sold to it during June and the first 18 days of July 2008.

        The overall production sales volumes collected attributable to the 80% net profits interest for the oil and gas production collected during the nine months ended September 30, 2007 were 596,754 Bbls of oil, 56,575 Mcf of natural gas and 2,902 Bbls of natural gas liquids for a total equivalent barrels of oil of 608,069.

Liquidity and Capital Resources

        Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust's liabilities for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The Trustee may borrow funds required to pay liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's liability. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. The Trust expense holdback in the third quarter 2008 was not sufficient to pay the third quarter expenses, so the Trustee borrowed $100,000 from MV Partners to pay Trust expenses during the quarter ended September 30, 2008. The Trust borrowed an additional $100,000 from MV Partners in October 2008 and may borrow additional funds as needed.

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

        As noted above, Eaglwing purchased substantially all of the oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and subsequently filed bankruptcy. Because of the nonpayment by Eaglwing and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the Trust with respect to the net profits interest relating thereto. As a result, the scheduled quarterly distribution by the Trust in October 2008 was not made and the scheduled January 2009 distribution will be substantially impacted. MV Partners currently expects that the scheduled quarterly distribution by MV Oil Trust in April 2009 will not be impacted by the nonpayment by Eaglwing or the decreased sales during July and August 2008. Neither the Trust nor the Trust unitholders are liable for any costs in excess of net proceeds; however, the Trust will not receive any net proceeds until future net proceeds exceed the total of those excess costs, plus interest at the prime rate. See "—Other Events."

Hedge Contracts

        The revenues derived from the underlying properties depend substantially on prevailing crude oil and, to a lesser extent, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that MV Partners can economically produce. MV Partners sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Under the required terms of a 2006 bank credit facility, MV Partners entered into hedge contracts to reduce the exposure of the revenues from oil production from the underlying properties from 2008 through 2010 to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase. The hedge contracts consist of fixed price swap contracts that have been placed with Union Bank of California, Bank of America, and SemCrude, L.P., who MV Partners believes represent minimal credit risks, other than SemCrude, L.P., which has filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Hedge contracts relating to approximately 30,000 Bbls of oil per month are with SemCrude through December 2008. See "—Other Events". MV Partners cannot provide assurance, however, that any of these trading counterparties will not become credit risks in the future. For 2009 and 2010, approximately 70% of the volumes subject to the swap contracts are under swap contracts with Union Bank of California; the remaining volumes subject to the swap contracts are under swap contracts with Bank of America.

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. SemCrude would owe MV Partners under the hedge contracts if the average of the settlement price for each commodity business day in the contract month of November or December 2008 is below $60.70; however, there can be no assurance that MV Partners will collect any amounts owing from SemCrude under such contracts. From October 1, 2008 through December 31, 2010, MV Partners' crude oil price risk management positions in swap contracts are as follows:

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

Other Events

        As publicly reported, on July 22, 2008, SemCrude and certain of its affiliates, including Eaglwing, filed voluntarily petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008, after which date further sales to Eaglwing were terminated. As of the date of this Form 10-Q, Eaglwing has not yet paid the purchase price for such sales. Recovery on the amounts owing from Eaglwing will depend on the bankruptcy process governing Eaglwing and its debtor affiliates. At this time, there can be no assurance as to the dollar amount, if any, that may be recovered or the timing of any such recovery. Set forth below is a summary discussion of this matter, which is based on information provided to the Trustee by representatives of MV Partners.

        On September 17, 2008, the Court in the consolidated SemCrude bankruptcy case entered an Order that allows the contractual operators for the underlying properties of MV Partners, Vess Oil Corporation ("Vess Oil") and Murfin Drilling Company ("Murfin Drilling") to file proofs of claims for statutory lien claims on their behalf and on behalf of working interest owners (inclusive of MV Partners' interests), overriding royalty owners and royalty owners. As of November 1, 2008, a proof of claim deadline had not been set by the Court. Vess Oil and Murfin Drilling intend to file proofs of claims on a lease by lease basis on behalf of the working interest owners (inclusive of MV Partners' interests), overriding royalty owners and royalty owners for the leases that each operates and to continue to pursue vigorously their interests in the bankruptcy process.

        Approximately $9.5 million in sales in June to Eaglwing of production from the underlying properties was to have been paid by July 20, 2008. Approximately $5.9 million in sales in July to Eaglwing of production from the underlying properties was to have been paid by August 20, 2008. The specified dollar amounts are associated with all production from the underlying properties, and not just the 80% portion attributable to the net profits interest held by the Trust.

        Beginning July 18, 2008, substantially all of the production from the underlying properties subject to the net profits interest went into on-location storage tanks and a portion of the oil production was shut-in pending resolution of the marketing process for the production. As of July 31, 2008, Vess Oil and Murfin Drilling recommenced general sales of production from the underlying properties, to several purchasers other than Eaglwing, including MV Purchasing, LLC, under short-term arrangements using market sensitive pricing. MV Purchasing, LLC is majority owned by the indirect equity owners of MV Partners. These sales to purchasers are now under terms ranging from one month to six months, using market sensitive pricing. Since mid-August 2008, three purchasers, including MV Purchasing, LLC, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may be acquired by one or more single purchasers. MV Partners does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on MV Partners' business.

        As of August 7, 2008, field operations at the underlying properties returned to substantially normal operations, although it took until mid-August before the marketing of crude oil production normalized to the sales process and volumes that existed prior to July 18, 2008. Consistent with past practice, each purchaser handles the administrative aspects of the revenue distribution process associated with such crude oil sales, based on required royalty payments and related division orders.

        Hedge contracts relating to approximately 30,000 Bbls of oil per month are with SemCrude through December 2008. MV Partners is still paying under the terms of hedge contracts with SemCrude instead of trying to off-set amounts due on the crude oil sales in June and the first 18 days of July 2008 because the contract counterparties are different, as SemCrude is the counterparty under the hedge contracts and Eaglwing is the debtor owing money for the crude oil sales. SemCrude would owe MV Partners under the hedge contracts if the average of the settlement price for each commodity business day in the contract month is below $60.70; however, there can be no assurance that MV Partners will collect any amounts owing from SemCrude under such contracts.

        Given the bankruptcy filing by Eaglwing and the uncertainty of recovery by MV Partners of its crude oil sales in June and the first 18 days of July 2008, and that MV Partners did not realize revenues from crude oil sales in August until late September, MV Partners had to consider available alternatives for accessing needed funds for its ongoing business activities, including payment obligations under its hedge contracts.

        On August 7, 2008, MV Partners closed on two separate credit facilities providing an aggregate of $9 million of funding capacity for general corporate purposes. The first credit facility consists of a new $6 million secured revolving line of credit pursuant to an amended and restated credit agreement with MV Partners' bank group. Pursuant to the terms of the revolving line of credit, the maximum amount outstanding thereunder reduces quarterly by $1,333,334 as of each of December 31, 2008, March 31, 2009 and June 30, 2009, with the facility terminating on August 5, 2009. On August 18, 2008, MV Partners borrowed $4.5 million on this line. On October 2, 2008, MV Partners prepaid $1,600,000 in principal and reduced this credit facility to a maximum of $3,000,000. On October 27, 2008, MV Partners prepaid $1,900,000 in principal, leaving a balance of $1,000,000. Based on the periodic election of MV Partners, interest accrues on this facility at prime plus .50% or LIBOR plus 2%.

        The second credit facility consists of a new unsecured loan in an aggregate principal amount of $3 million from indirect equity owners of MV Partners. Payments on the loan in the amount of $666,667 are due on each of December 31, 2008, March 31, 2009 and June 30, 2009, with the remaining balance of the loan due on August 5, 2009. As of November 6, 2008, no payments had been made or were required to be made by MV Partners. Based on the periodic election of MV Partners, interest accrues on this facility at prime plus .50% or LIBOR plus 2%.

        Because of the nonpayment by Eaglwing and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the Trust with respect to the net profit interest relating thereto. As a result, the scheduled quarterly distribution by the Trust in October 2008 was not made and the scheduled January 2009 distribution will be substantially impacted. MV Partners currently expects that the scheduled quarterly distribution by MV Oil Trust in April 2009 will not be impacted by the nonpayment by Eaglwing or the decreased sales during July and August 2008. Neither the Trust nor the Trust unitholders are liable for any costs in excess of net proceeds; however, the Trust will not receive any net proceeds until future net proceeds exceed the total of those excess costs, plus interest at the prime rate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        The only assets of and sources of income to the Trust are cash and the net profits interest, which generally entitle the Trust to receive 80% of the net proceeds from oil and gas production from the underlying properties, and the Trust's interest in the hedge contracts, which generally entitle the Trust to receive 80% of any proceeds received by MV Partners from the settlement of certain hedges in existence on January 24, 2007. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. For more information regarding the hedge contracts, please see "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Hedge Contracts" in this Form 10-Q and "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Hedge Contracts" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007. Although the Trust may borrow money to pay expenses of the Trust, the amount of any such borrowings is unlikely to be material to the Trust. As a result, the Trust is not subject to any material interest rate market risk.

Item 4. Controls and Procedures.

         Evaluation of Disclosure Controls and Procedures.    The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by MV Partners to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

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

         Changes in Internal Control over Financial Reporting.    During the quarter ended September 30, 2008, there was no change in the Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee's internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        Except as set forth below, there have not been any material changes from the risk factors previously disclosed in the Trust's response to Item 1A. to Part 1 of its Form 10-K for the year ended December 31, 2007.

        The purchaser of substantially all of the crude production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008 has not paid the purchase price therefor and subsequently filed for bankruptcy relief. Because of the nonpayment and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds attributable to the net profits interest for MV Partners to distribute cash to the Trust for the quarter ended September 30, 2008. As a result, the scheduled quarterly distribution by the Trust in October 2008 was not made and the scheduled January 2009 distribution will be substantially impacted.

        Eaglwing, an affiliate of SemCrude, purchased substantially all of the crude oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and filed for reorganization under the United States Bankruptcy Code on July 22, 2008. Eaglwing has not paid the purchase price therefor and there can be no assurance what dollar amount, if any, will be collected by MV Partners from Eaglwing, and the timing of any such collection. Beginning July 18, 2008, substantially all of the production from the underlying properties subject to the net profits interest went into on-location storage tanks and a portion of the oil production was shut-in pending resolution of the marketing process for the production. From July 18, 2008 until July 31, 2008, only minor amounts of crude oil production from the underlying properties were sold. On July 31, 2008, Vess Oil and Murfin Drilling recommenced general sales of production from the underlying properties, to several purchasers other than Eaglwing, including an affiliated purchaser, under short-term arrangements using market sensitive pricing. As of August 7, 2008, field operations at the underlying properties returned to substantially normal operations, although it took until mid-August before the marketing of crude oil production normalized to the sales process and volumes that existed prior to July 18, 2008. Because of the nonpayment by Eaglwing and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds attributable to the net profits interest for MV Partners to distribute cash to the Trust for the quarter ended September 30, 2008. As a result, the scheduled quarterly distribution by the Trust in October 2008 was not made and the scheduled January 2009 distribution will be substantially impacted. MV Partners currently expects that the scheduled quarterly distribution by MV Oil Trust in April 2009 will not be impacted by the nonpayment by Eaglwing or the decreased sales during July and August 2008. Neither the Trust nor the Trust unitholders are liable for any costs in excess of net proceeds; however, the Trust will not receive any net proceeds until future net proceeds exceed the total of those excess costs, plus interest at the prime rate. For additional information, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Other Events" in this Form 10-Q.

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

MV OIL TRUST
By:	The Bank of New York Mellon Trust Company, N.A., as Trustee
By:	/s/ MIKE ULRICH Mike Ulrich Vice President

Date: November 7, 2008

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
PART II—OTHER INFORMATION
  Item 1A. Risk Factors.
  Item 6. Exhibits.
SIGNATURES