Form 10-K
period 2008-12-31
MV Oil Trust
filed 2009-03-16
CIK 1371782

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the 8,625,000 Units of Beneficial Interest in MV Oil Trust held by non-affiliates of the registrant at the closing sales price on June 30, 2008 of $28.75 was approximately $247,968,750.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of March 13, 2009, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

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

  •
  economic uncertainty and the credit markets generally;

  •
  ability of commodity purchasers to make payment;

  •
  weather conditions or force majeure events;

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

          A standardized measure of discounted future net cash flows relating to an enterprise's interests in (a) proved oil and gas reserves and (b) oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the enterprise participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves shall be disclosed as of the end of the year. The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes. The following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed:

            a.     Future cash inflows. These shall be computed by applying year-end prices of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

        The trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the trust are managed by The Bank of New York Mellon Trust Company, N.A., as trustee. The trust maintains its offices at the office of the trustee, at 919 Congress Avenue, Austin, Texas 78701. The telephone number of the trustee is 1-800-852-1422. In addition, Wilmington Trust Company acts as the Delaware trustee of the trust. The Delaware trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The trust does not have any employees and the business and affairs of the trust are managed by The Bank of New York Mellon Trust Company, N.A., as trustee.

        The trustee does not maintain a website for filings by the trust with the Securities and Exchange Commission, which we refer to as the "SEC." Electronic filings by the trust with the SEC are available free of charge through the SEC's website at www.sec.gov and at www.businesswire.com/cnn/mvo.htm.

        As of December 31, 2006, the trust had no assets other than $1,000 cash and had conducted no operations other than in connection with the initial public offering of the units of beneficial interest in the trust, which are referred to herein as the "trust units." On January 24, 2007, MV Partners and the trust completed the initial public offering of trust units. In connection with the completion of the initial public offering of trust units, on January 24, 2007, MV Partners conveyed a term net profits interest to the trust that represents the right to receive 80% of the net proceeds (calculated as described below) from all of MV Partners' interests in oil and natural gas properties as of January 24, 2007, which is referred to herein as the "net profits interest." These properties are located in the Mid-Continent region in the States of Kansas and Colorado. MV Partners' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of January 24, 2007, is referred to herein as the "underlying properties." As of December 31, 2008, the underlying properties produced predominantly oil from 1,004 wells, and the projected reserve life of the underlying properties was in excess of 50 years. Based on the summary prepared by Cawley, Gillespie & Associates, Inc. of its reserve report as of December 31, 2008 for the trust, which is summarized herein under "—Description of the Underlying Properties—Reserves" and is referred to herein as the "reserve report," the net profits interest would entitle the trust to receive net proceeds from the sale of production of not less than 11.5 MMBoe of proved reserves during the term of the trust, calculated as 80% of the proved reserves attributable to the underlying properties expected to be produced during the term of the trust. Of these reserves, approximately 85% were classified as proved developed producing reserves as of December 31, 2008. Production from the underlying properties for the year ended December 31, 2008, was approximately 98% oil and approximately 2% natural gas and natural gas liquids. The underlying properties are all located in mature fields that are characterized by long production histories and numerous additional development opportunities to help reduce the natural decline in production from the underlying properties.

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

Description of the Trust Units

        Each trust unit is a unit of the beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 11,500,000 trust units outstanding as of March 13, 2009.

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

        The first quarterly distribution during 2008 was $0.63666998 per trust unit and was made on January 25, 2008 to trust unitholders owning trust units as of January 15, 2008. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2007 through December 31, 2007. This distribution included 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from October 1, 2007 to December 31, 2007. During this quarter MV Partners made net advances of $120,000 to the trust for trust expenses.

        The second quarterly distribution during 2008 was $0.52171564 per trust unit and was made on April 25, 2008 to trust unitholders owning trust units as of April 15, 2008. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2008 through March 31, 2008. This distribution included 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from January 1, 2008 to March 31, 2008. The distribution was impacted by production curtailment affecting the underlying properties as the result of winter ice storms that impacted western Kansas. The ice associated with these storms disabled electrical power to the affected underlying properties for an extended period of time resulting in some curtailed production. The distribution was also impacted by the duplication of hedged volumes in January 2008. January crude oil swap contracts in the notional volume of 45,000 barrels at a price of $62.99 settled in the first quarter 2008. This volume was in addition to the notional volume of 61,167 barrels that had been scheduled as the average monthly notional volume for 2008. Given the NYMEX price contracts for January crude oil, the incremental hedged volumes resulted in an additional expense of $1,347,255, which reduced the cash available for distribution for the first quarter 2008 by $1,077,804. During this quarter MV Partners made net advances of $250,000 to the trust for trust expenses.

        The third quarterly distribution during 2008 was $0.64825809 per trust unit and was made on July 25, 2008 to trust unitholders owning trust units as of July 15, 2008. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2008 through June 30, 2008. This distribution included 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from April 1, 2008 to June 30, 2008. During this quarter the trust made a net repayment of the advance for trust expenses to MV Partners in the amount of $300,000.

        The trust did not make a fourth quarterly distribution during 2008. Eaglwing, L.P. ("Eaglwing") purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008. Eaglwing subsequently filed a voluntary petition for reorganization under the U.S. bankruptcy code and still has not paid the purchase price for such purchases. Eaglwing is an affiliate of SemCrude, L.P. Because of Eaglwing's bankruptcy and failure to pay for such production, there were not sufficient net proceeds for the trust to make a payment for the scheduled quarterly distribution in October 2008. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Other Events." During this quarter MV Partners made an advance of $150,000 to the trust for trust expenses.

        The first quarterly distribution in 2007 was $1.0122 per trust unit and was made on February 23, 2007 to trust unitholders owning trust units as of February 15, 2007. This distribution consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the Trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006. Furthermore, this cash payment included 80% of all amounts paid to/by MV Partners from/to hedge contract counterparties for settlements related to the period from July 1, 2006 to December 31, 2006. This distribution included a payment to MV Partners of $1,000,000 as a reserve for future capital expenses. During this quarter MV Partners advanced the trust $300,000 for trust expenses.

        The second quarterly distribution during 2007 was $0.533344609 per trust unit and was made on April 25, 2007 to trust unitholders owning trust units as of April 16, 2007. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2007 through March 31, 2007, including all hedge contract settlements. This distribution included a payment from MV Partners of $500,000 which had been previously withheld for future expenses.

        The third quarterly distribution during 2007 was $0.657281318 per trust unit and was made on July 25, 2007 to trust unitholders owning trust units as of July 16, 2007. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2007 through June 30, 2007, including all hedge contract settlements. This distribution included net proceeds from business interruption insurance of $200,000 that MV Partners received from the insurance company for storm damage during the first quarter 2007 as a replacement for lost income. This amount was in addition to the property damage proceeds which were received from the insurance company which were used to reduce costs. During this quarter MV Partners advanced the trust $400,000 for trust expenses.

        The fourth quarterly distribution during 2007 was $0.65383330 per trust unit and was made on October 25, 2007 to trust unitholders owning trust units as of October 15, 2007. Such distribution included the net proceeds of production collected by MV Partners from July 1, 2007 through September 30, 2007, including all hedge contract settlements. This distribution is net of a reserve for capital expenditures of $250,000 and a net repayment of the advance for trust expenses of $370,000.

        Unless otherwise advised by counsel or the Internal Revenue Service, which we refer to herein as the "IRS," the trustee will treat the income and expenses of the trust for each quarter as belonging to the trust unitholders of record on the quarterly record date. For federal income tax purposes, trust unitholders must take into account items of income, gain, loss, deduction and credit consistent with their methods of accounting and without regard to the taxable year or accounting method employed by the trust and without regard to the quarter the trust makes distributions related to those items to the trust unitholders. Variances between taxable income and cash distributions may occur. For example, the trustee could establish a reserve in one quarter using funds that would be included in income in the quarter in which the reserve is created but may not result in a tax deduction or a distribution until a later quarter or possibly in a later taxable year. Similarly, the trustee could also make a payment in one quarter that would be amortized for income tax purposes over several quarters. See "—Federal Income Tax Matters."

Periodic Reports

        The trustee files all required trust federal and state income tax and information returns. The trustee prepares and provides the tax information that trust unitholders need to correctly report their share of the income and deductions of the trust. The trustee also causes to be prepared and filed reports required to be filed under the Securities Exchange Act of 1934, as amended, and by the rules of any securities exchange or quotation system on which the trust units are listed or admitted to trading, and also causes the trust to comply with the provisions of the Sarbanes-Oxley Act, including but not limited to, by establishing, evaluating and maintaining a system of internal controls over financial reporting in compliance with the requirements of Section 404 thereof.

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

        The amounts paid to the trust for the net profits interest are based on the definitions of "gross proceeds" and "net proceeds" contained in the conveyance and described below. Under the conveyance, net proceeds are computed quarterly, and 80% of the aggregate net proceeds attributable to a computation period will be paid to the trust on or before the 25th day of the month following the computation period. MV Partners will not pay to the trust any interest on the net proceeds held by MV Partners prior to payment to the trust. The trustee will make distributions to trust unitholders quarterly, if sufficient funds are available. See "—Description of the Trust Units—Distributions and Income Computations."

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

        As is customary in the oil and natural gas industry, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $2.5 million in 2008 and $2.3 million in 2007 for all of the properties comprising the underlying properties for which MV Partners was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

        In the event that the net proceeds for any computation period is a negative amount, the trust will receive no payment for that period, and any such negative amount plus accrued interest at the prime rate will be deducted from gross proceeds in the following computation period for purposes of determining the net proceeds for that following computation period.

        Gross proceeds and net proceeds are calculated on a cash basis.

Hedge Contracts

        MV Partners has entered into certain hedge contracts related to the oil production from the underlying properties for the years 2009 and 2010. For the year 2009, MV Partners has entered into swap contracts at prices ranging from $64 to $71 per barrel of oil that hedge approximately 74% of expected production from the underlying properties that are classified as proved developed producing in the reserve report. For the year 2010, MV Partners has entered into swap contracts at prices ranging from $63 to $69 per barrel of oil that hedge approximately 78% of expected production from the underlying properties that are classified as proved developed producing in the reserve report as of December 31, 2008. MV Partners has assigned to the trust the right to receive 80% of all payments payable to MV Partners from hedge contract counterparties upon monthly settlements of the hedge contracts. Furthermore, MV Partners has not entered into any hedge contracts relating to oil volumes expected to be produced after 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust. From January 1, 2009 through December 31, 2010, MV Partners' crude oil price risk management positions in swap contracts are as follows:

	Fixed Price Swaps
Year Ended December 31,	Volumes (Bbls)	Weighted Average Price (Per Bbl)
2009	678,000	$66.24
2010	637,800	$65.03

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

Federal Income Tax Matters

        The following is a summary of certain U.S. federal income tax matters that may be relevant to trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended (the "Code"), existing and proposed Treasury regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. No attempt has been made in the following summary to comment on all U.S. federal income tax matters affecting the trust or the trust unitholders.

        The summary is limited to trust unitholders who are:

          (1)   individual citizens or residents of the United States,

          (2)   a corporation, or an entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States, as state thereof or the District of Columbia,

          (3)   an estate the income of which is subject to U.S. federal income taxation regardless of source, or

          (4)   a trust if it is subject to the primary supervision of a U.S. court and the control of one or more U.S. persons (as defined for U.S. federal income tax purposes) or that has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

        Accordingly, the following summary has limited application to trust unitholders subject to specialized tax treatment such as, without limitation, tax-exempt organizations, regulated investment companies, insurance companies and foreign persons or entities. Each trust unitholder should consult his own tax advisor with respect to his particular circumstances.

        Tax counsel to the trust advised the trust at the time of formation that, for federal income tax purposes, in its opinion the trust will be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS with respect to the federal income tax treatment of the trust, including as to the status of the trust as a grantor trust for such purposes. Thus, no assurance can be provided that the tax treatment of the trust would be sustained by a court if contested by the IRS or another tax authority. The remainder of the discussion below is based on tax counsel's opinion, at the time of formation, that the trust will be classified as a grantor trust for federal income tax purposes. As a grantor trust, the trust will not be subject to federal income tax at the trust level. Rather, each trust unitholder will be considered for federal income tax purposes to own its proportionate share of the trust's assets directly as though no trust were in existence. Thus, each trust unitholder will be subject to tax on its proportionate share of the income and gain attributable to the assets of the trust and will be entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the trust, subject to applicable limitations, in accordance with the trust unitholder's tax method of accounting and without regard to the taxable year or accounting method employed by the trust.

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

        Tax counsel to the trust also advised the trust at the time of formation that, for federal income tax purposes, based upon representations made by MV Partners regarding the expected economic life of the underlying properties and the expected duration of the net profits interest, in its opinion the net profits interest should be treated as a "production payment" under Section 636 of the Code or otherwise as a debt instrument. On the basis of that advice, the trust will treat the net profits interest as indebtedness subject to Treasury regulations applicable to contingent payment debt instruments, and by purchasing trust units, a trust unitholder will agree to be bound by the trust's application of those regulations, including the trust's determination of the rate at which interest will be deemed to accrue on the net profits interest. No assurance can be given that the IRS or another taxing authority will not assert that the net profits interest should be treated differently. Any such different treatment could affect the amount, timing and character of income, gain or loss in respect of an investment in trust units and could require a trust unitholder to accrue income at a rate different than that determined by the trust.

        Tax counsel to the trust advised the trust at the time of formation that, for federal income tax purposes, in its opinion the net profits interest should not be integrated with the hedge contracts. Although not definitively addressed by existing authorities, the federal income tax treatment of the net profits interest may be affected by the right to receive payments under the hedge contracts. Specifically, the right to receive payments on the hedge contracts could be integrated with the net profits interest and deemed to be a source other than production for repayment of the net profits interest, which characterization could adversely affect the treatment of the net profits interest as a production payment, and thus a debt instrument, for federal income tax purposes.

Widely Held Fixed Investment Trust Reporting Information

        The trustee assumes that some trust units are held by a middleman, as such term is broadly defined in Treasury regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the trust that will provide tax information beginning with the 2008 tax year in accordance with applicable Treasury regulations governing the information reporting requirements of the trust as a WHFIT.

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2008 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at www.businesswire.com/cnn/mvo.htm.

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

Reserves

        Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, estimated oil, natural gas and natural gas liquid reserves attributable to the trust's term net profits interest in the underlying properties as of December 31, 2008. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates.

        The discounted estimated future net revenues presented below were prepared using assumptions required by the SEC. Except to the extent otherwise described below, these assumptions include the use of prices for oil, natural gas and natural gas liquids as of December 31, 2008, of $37.35 per Bbl of oil, $5.63 per Mcf of natural gas and $19.98 per Bbl of natural gas liquids, net of pricing differentials, as well as costs for estimated future development and production expenditures to produce the proved reserves as of December 31, 2008. Because oil, natural gas and natural gas liquid prices are influenced by many factors, use of prices as of December 31, 2008, as required by the SEC, may not be the most accurate basis for estimating future revenues of reserve data. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal or state income taxes with respect to the future net cash flows attributable to the underlying properties because future net revenues are not subject to taxation at the trust level.

        Proved Reserves of MV Oil Trust.    The following table sets forth, as of December 31, 2008, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

MV Oil Trust
(dollars in thousands)
Proved Reserves:
Oil (MBbls)	9,352
Natural gas (MMcf)	847
Natural gas liquids (MBbls)	34
Oil equivalents (MBoe)	9,515
Future net revenues	$142,889
Standardized measure(1)(2)	$79,865

    (1)
    The present value of future net revenues for the trust was determined using a discount rate of 10% per annum.

    (2)
    As of December 31, 2008, MV Oil Trust is treated as a grantor trust for federal income tax purposes and all income and expenses are reported to the individual unitholders. Accordingly, no provision for federal or state income taxes has been provided. Therefore, the standardized measure of MV Oil Trust is equal to the PV-10, which totaled approximately $ 79.9 million as of December 31, 2008.

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

        The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.

	MV Oil Trust
	Oil (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2006(1)	11,076	923	70	11,275
Revisions, extensions, discoveries and additions	(119)	(16)	(21)	(135)
Production	(787)	(80)	(4)	(803)

Balance, December 31, 2007	10,170	827	45	10,337
Revisions, extensions, discoveries and additions	(48)	101	(7)	(36)
Production	(770)	(81)	(4)	(786)

Balance, December 31, 2008	9,352	847	34	9,515

Proved Developed Reserves:
Balance, December 31, 2006	9,555	923	70	9,755
Balance, December 31, 2007	8,730	827	45	8,897
Balance, December 31, 2008	7,998	847	34	8,161

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

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2008 for the remainder of the term of the trust, as presented in the summary prepared by Cawley, Gillespie & Associates, Inc. of its reserve report as of December 31, 2008 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	9,892.4	104.5	1,692.9	11,689.8
Gas (MMcf)	894.1	164.1	0.0	1,058.1
NGL (MBbl)	42.3	0.0	0.0	42.3
Revenue
Oil	$369,482.8	$3,904.2	$63,228.0	$436,614.9
Gas	5,115.8	845.2	0.0	5,961.0
NGL	844.9	0.0	0.0	844.9
Severance Taxes	2,601.4	197.1	2,838.8	5,637.3
Ad Valorem Taxes	11,238.0	136.0	1,892.0	13,265.9
Operating Expenses	161,673.0	1,607.7	17,783.3	181,064.0
Workover Expenses	12,992.9	0.0	0.0	12,992.9
COPAS	33,162.0	150.5	2,118.1	35,430.6
Investments	0.0	1,019.0	15,399.5	16,418.5
80% NPI Net Operating Income(1)	$123,021.0	$1,311.3	$18,557.1	$142,889.4
80% Net Profits Interest (NPI)(2)	$70,652.4	$606.2	$8,606.0	$79,864.6

    (1)
    Before interest and taxes.

    (2)
    Discounted at 10%.

        The net profits interest entitles the trust to receive 80% of the net proceeds attributable to MV Partners' interest from the sale of production from the underlying properties. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold, and the trust will soon thereafter wind up its affairs and terminate. For the reserve report, Cawley, Gillespie & Associates, Inc., petroleum consultants, estimated that the trust would terminate February 28, 2031 based on the calculation that 14.4 MMBoe would have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) prior to this date.

        Oil and gas prices were adjusted to the NYMEX December 31, 2008 closing WTI Cushing oil price of $44.60 per Bbl and Henry Hub natural gas price of $5.62 per MMbtu. In accordance with SEC guidelines, prices were not escalated. Oil price differentials were forecast at -$7.25 per Bbl for all properties and were not escalated. Gas and NGL price differentials were forecast on a per property basis as provided by MV Partners and were also not escalated. Gas price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by MV Partners. Workover expenses were forecast at $92.00 per month per net well for all producing properties. Expenses and investments were held constant in accordance with SEC guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue, except for those Kansas producing properties that are severance tax exempt. Ad valorem taxes of 3.0% of total revenue were applied to each property as provided by MV Partners. Oil and gas conservation tax rates were applied to all Kansas properties at the applicable rates.

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

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and eastern Colorado. The following is a summary of the approximate acreage of the underlying properties at December 31, 2008. Undeveloped acreage is not significant.

	Gross	Net
	(acres)
El Dorado Area	15,405	15,393
Northwest Kansas Area	11,885	11,840
Other	20,350	16,649

Total	47,640	43,882

        The following is a summary of the producing wells on the underlying properties as of December 31, 2008:

	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	926	908	72	10	998	918
Natural gas	5	4	1	—	6	4

Total	931	912	73	10	1,004	922

        The following is a summary of the number of developmental wells drilled by MV Partners on the underlying properties during the last three years. MV Partners did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2006		2007		2008
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	10	10	12	12	11	11
Natural gas wells	—	—	—	—	—	—
Non-productive	—	—	4	3	—	—

Total	10	10	16	15	11	11

        During the years ended December 31, 2007 and 2008, MV Partners drilled, completed and commenced production with respect to 12 and 11 wells, respectively, on the underlying properties.

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Sales volumes for natural gas liquids during the periods presented were not significant. Average prices do not include the effect of hedge and other derivative activity.

	Year Ended December 31,
	2006	2007	2008
Sales prices:
Oil (per Bbl)	$62.65	$66.96	$94.88
Natural gas (per Mcf)	$5.63	$5.58	$6.44
Lease operating expense (per Boe)	$11.17	$12.74	$15.26
Lease maintenance (per Boe)	$2.07	$1.94	$1.59
Lease overhead (per Boe)	$2.13	$2.39	$2.69
Production and property taxes (per Boe)	$3.31	$2.42	$3.25

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

        MV Partners has provided the following information to the trustee. Vess Oil has maintained constant activity in these fields to increase production. Currently, Vess Oil plans to drill 25 infill developmental wells in the Arbuckle, Lansing-Kansas City and Simpson intervals and 5 infill developmental wells in the Whitecloud interval in the El Dorado area during the next five years. Vess Oil also plans to maintain its eight well annual recompletion and workover program over the next five years. Vess Oil has commenced a waterflood program to enhance production from the Whitecloud formation. Vess Oil has completed four active injection wells and plans to convert additional wells as the infill developmental drilling program proceeds.

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

        Both Vess Oil and Murfin Drilling have pursued polymer treatment programs with success in the Bemis-Shutts Field and plan to continue these workovers. MV Partners has continued to acquire 3-D seismic surveys over portions of the field to further define the boundaries of the Arbuckle structure in the field and to evaluate undrilled infill locations. This data is processed as received and currently there are over 16 potential infill drilling locations that have been identified. MV Partners plans to drill these locations over the next five years.

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

        The Hansen and Ray Fields consist of over 7,000 acres in Philips and Norton Counties, Kansas.

        Murfin Drilling operates the leases held by MV Partners in the Trapp, Hansen and Ray Fields. Field. Murfin Drilling has informed the trustee that it plans to drill one well and workover and recomplete six wells along with nine acid stimulations over the next five years.

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

        During the year ended December 31, 2007 and the first seven months of 2008, MV Partners sold all of its oil production to third-party crude oil purchasers, including to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas, at market prices. A substantial portion of the crude oil produced from the underlying properties was sold to Eaglwing. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008, after which date further sales to Eaglwing were terminated. On July 22, 2008, SemCrude and certain of its affiliates, including Eaglwing, filed voluntarily petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The members of MV Energy, LLC and certain members of MV Partners' other member, VAP-I, LLC, including each of Messrs. Vess and Murfin, own minority interests in Eaglwing and SemCrude.

        Beginning July 18, 2008, substantially all of the production from the underlying properties went into on-location storage tanks and a portion of the oil production was shut-in pending resolution of the marketing process for the production. As of July 31, 2008, Vess Oil and Murfin Drilling recommenced general sales of production from the underlying properties, to several purchasers other than Eaglwing, including MV Purchasing, LLC, under short-term arrangements using market sensitive pricing. MV Purchasing, LLC is majority owned by the indirect equity owners of MV Partners. These sales to purchasers are now under terms ranging from one month to six months, using market sensitive pricing. Since mid-August 2008, three purchasers, including MV Purchasing, LLC, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may be acquired by one or more single purchasers. MV Partners does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on MV Partners' business.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. MV Partners sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by MV Partners for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery that is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2007 and 2008 were $4.66 and $5.54 per barrel, respectively.

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

Sale and Abandonment of Underlying Properties

        MV Partners and any transferee of any of the underlying properties will have the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between MV Partners and the trust in determining whether a well is capable of producing in commercially paying quantities, MV Partners is required under the conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. For the years ended December 31, 2006, 2007 and 2008, MV Partners plugged and abandoned 14, 26 and six wells, respectively, based on its determination that such wells were no longer economical to operate or restore to production.

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

        The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases, that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol, and Congress has considered recent proposed legislation directed at reducing greenhouse gas emissions. There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. Kansas and Colorado have joined Western Climate Initiative or WCI, a regional organization that is examining measures to reduce greenhouse gas emissions. In 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that greenhouse gases are an "air pollutant" under the federal Clean Air Act and, thus, subject to future regulation. The oil and natural gas industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact the future operations of the properties comprising the underlying properties. The operations of the properties comprising the underlying properties are not adversely impacted by the current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of the properties.

        MV Partners believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the properties comprising the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the trust unitholders. For instance, MV Partners did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2007 or 2008. Additionally, MV Partners has informed the trust that MV Partners is not aware of any environmental issues or claims that will require material capital expenditures during 2009. However, there is no assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on the operations of the properties comprising the underlying properties and the cash distributions to the trust unitholders.

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

        During recent months, there has been a substantial downturn in general business activity and in the worldwide credit and capital markets that has led to a worldwide economic recession. Recent oil prices have been low compared to historical prices. For example, the NYMEX crude oil spot prices per Bbl were $61.04, $61.05, $95.98 and $44.60 as of December 31, 2005, 2006, 2007 and 2008, respectively, and during 2008 ranged from a high of $145.29 to a low of $33.87. The current sustained decline in oil prices, particularly in combination with the constrained capital markets and overall economic downturn, has resulted in a decline in activity by participants in the oil and natural gas industry. Neither MV Partners nor the trust can predict the timing or the duration of this or any other economic downturn in the economy and if the current conditions continue, the operating results of MV Partners and the financial condition of the trust could be materially adversely affected.

        MV Partners has entered into hedge contracts relating to a portion of the oil volumes expected to be produced from the underlying properties, and has assigned to the trust the right to receive 80% of the proceeds from these contracts. These hedge contracts, however, do not cover all of the oil volumes that are expected to be produced during the term of the trust. Furthermore, MV Partners has not entered into any hedge contracts relating to oil volumes expected to be produced after 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust. As a result, the amounts of the cash distributions may fluctuate significantly after 2010 as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the effects of any changes in commodity prices. The existing hedge contracts may limit the amount of cash available for distribution if the prices that would otherwise be received are above the prices established in the hedge contracts. In addition, the hedge contracts are subject to counterparty nonperformance and other risks. For a discussion of the hedge contracts, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Hedge and Derivative Contracts."

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

        The estimated reserves attributable to the net profits interest and the estimated future net revenues attributable to the net profits interest are based on estimates of reserve quantities and revenues for the underlying properties. See "Business—Description of the Underlying Properties—Reserves" for a discussion of the method of allocating proved reserves to the underlying properties and the net profits interest. The quantities of reserves attributable to the underlying properties and the net profits interest may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids.

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

        The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. As part of its development plan for the underlying properties, MV Partners expects to drill 48 development wells and conduct recompletion and workover operations on existing wells included in the underlying properties over the five years ending December 31, 2013. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Planned Development and Workover Program" for a description of MV Partners' development plans. Shortages of field personnel and equipment or price increases could significantly decrease the amount of cash available for distribution to the trust unitholders, or restrict the ability of MV Partners to drill the wells and conduct the operations which it currently has planned for the underlying properties.

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

        The net proceeds payable to the trust from the net profits interest are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties and proceeds, if any, received by MV Partners upon settlement of the hedge contracts. The reserves attributable to the underlying properties are depleting assets, which means that the reserves attributable to the underlying properties will decline over time. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. Based on the estimated production volumes in the reserve report, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average annual rate of approximately 7.9% over the next 20 years assuming no additional development drilling or other capital expenditures are made after 2013 on the underlying properties. The anticipated rate of decline is an estimate and actual decline rates may vary from those estimated. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest).

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

A purchaser's failure to pay MV Partners for purchased production could have a significant adverse impact on MV Partners', which in turn could result in MV Partners not having sufficient net proceeds attributable to the net profits interest for MV Partners to distribute cash to the Trust.

        Eaglwing purchased substantially all of the crude oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and filed for reorganization under the United States Bankruptcy Code on July 22, 2008. Eaglwing has not paid the purchase price therefor and there can be no assurance what dollar amount, if any, will be collected by MV Partners from Eaglwing, and the timing of any such collection. Because of the nonpayment by Eaglwing and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds attributable to the net profits interest for MV Partners to distribute cash to the trust for the quarter ended September 30, 2008. As a result, the scheduled quarterly distribution by the trust in October 2008 was not made and the scheduled January 2009 distribution was substantially impacted. Neither the Trust nor the trust unitholders are liable for any costs in excess of net proceeds; however, the Trust will not receive any net proceeds until future net proceeds exceed the total of those excess costs, plus interest at the prime rate. For additional information, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Other Events." A subsequent purchaser's failure to pay for purchased production could also have a significant adverse impact on MV Partners' business, which could in turn impact the trust. The current tightening of credit in the financial markets may make it more difficult for purchasers to obtain financing and depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by such purchasers.

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

        In addition, affiliates of MV Partners may engage in activities whereby such affiliates could have interests that conflict with the interests of MV Partners, which could, depending on the circumstances, negatively impact MV Partners' business. For example, the members of MV Energy, LLC and certain members of MV Partners' other member, VAP-I, LLC, including each of Messrs. Vess and Murfin, own minority interests in Eaglwing and SemCrude. Both Eaglwing and SemCrude owe money to MV Partners that has not been paid. As of July 31, 2008, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, began purchasing production from the underlying properties. On August 7, 2008, indirect equity owners of MV Partners entered into a credit facility consisting of a new unsecured loan in an aggregate principal amount of $3 million. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Other Events."

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

        Because of the nonpayment by Eaglwing for production and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds attributable to the net profits interest for MV Partners to distribute cash to the Trust for the quarter ended September 30, 2008. As a result, the scheduled quarterly distribution by the Trust in October 2008 was not made and the scheduled January 2009 distribution was substantially impacted.

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

        The ability of MV Partners to perform its obligations related to the operation of the underlying properties, its obligations to counterparties related to the hedge contracts and its obligations to the trust with respect to the hedge contracts will depend on MV Partners' future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions, collections of payments due from third parties, and upon financial, business and other factors, many of which are beyond the control of MV Partners. If the obligation of MV Partners to convey 80% of the proceeds it receives upon settlement of the hedge contracts were not assumed in a bankruptcy proceeding involving MV Partners, the trust would not be entitled to receive future payments from MV Partners from the settlement of the hedge contracts.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Reference is made to "Item 1—Business," which is incorporated herein by reference.

Item 3.    Legal Proceedings.

        Currently, there are not any legal proceedings pending to which the trust is a party or of which any of its property is the subject.

Item 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

        The trust units commenced trading on the New York Stock Exchange on January 19, 2007 under the symbol "MVO." Prior to January 19, 2007, there was no established public trading market for the trust units. The following table sets forth, for the periods indicated, the high and low sales prices per unit, as reported on the New York Stock Exchange, and the amount of cash distributions declared per unit.

	High	Low	Cash Distributions
2007
First Quarter (January 19, 2007 through March 31, 2007)	$25.09	$20.10	$1.0122
Second Quarter (April 1, 2007 through June 30, 2007)	$24.95	$21.89	$0.533344609
Third Quarter (July 1, 2007 through September 30, 2007)	$27.53	$21.55	$0.657281318
Fourth Quarter (October 1, 2007 through December 31, 2007)	$25.05	$23.09	$0.65383330
2008
First Quarter (January 1, 2008 through March 31, 2008)	$25.30	$19.25	$0.63666998
Second Quarter (April 1, 2008 through June 30, 2008)	$28.75	$21.48	$0.52171564
Third Quarter (July 1, 2008 through September 30, 2008)	$29.50	$13.25	$0.64825809
Fourth Quarter (October 1, 2008 through December 31, 2008)	$15.38	$6.79	$—

        At December 31, 2008, the 11,500,000 units outstanding were held by four unitholders of record. At December 31, 2007, the 11,500,000 units outstanding were held by five unitholders of record.

        Each quarter, the trustee determines the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the trustee) that quarter, over the trust's liabilities for that quarter. Available funds will be reduced by any cash the trustee decides to hold as a reserve against future liabilities. It is expected that quarterly cash distributions during the term of the trust, other than the first quarterly cash distribution, will be made by the trustee on or before the 25th day of the month following the end of each quarter to the trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day).

        As indicated in the table above, the trust did not make a fourth quarterly distribution during 2008. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008. Eaglwing subsequently filed a voluntary petition for reorganization under the U.S. bankruptcy code and still has not paid the purchase price for such purchases. Because of Eaglwing's bankruptcy, there were not sufficient net proceeds for MV Oil Trust to make a payment for the scheduled quarterly distribution in October 2008. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operation—Other Events."

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

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2008.

Item 6.    Selected Financial Data.

        The trust was formed on August 3, 2006. The conveyance of the net profits interest, however, did not occur until January 24, 2007. As a result, the trust did not recognize any income or make any distributions during the year ended December 31, 2006. The following table sets forth selected data for the trust as of December 31, 2007 and 2008, and for the years ended December 31, 2007 and 2008 based on the audited statements of assets and trust corpus as of December 31, 2007 and 2008 and the audited statements of distributable income for the years ended December 31, 2007 and 2008.

	For the Year Ended
	December 31, 2007	December 31, 2008
Net profits income	$33,581,080	$21,356,403
Distributable income	$32,851,579	$20,776,411
Distributions per trust unit	$2.8567	$1.8066
Total assets at year-end	$46,200,057	$42,794,682

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

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

  (c)
  The investment in net profits interest is amortized over the life of the trust based on units of production using the net Boe produced on behalf of the trust over the 11.5 million Boe to be produced.

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

Comparison of results of the trust for the years ended December 31, 2008 and 2007

        Income for the trust from the net profits interest and hedge and other derivative activities was $21.4 million for the year ended December 31, 2008 compared to $33.6 million for the year ended December 31, 2007. General and administrative expense for the trust was $0.8 million for each of 2008 and 2007. Included in this amount for 2007 was a one-time listing fee of $0.2 million for the New York Stock Exchange. The trust paid administration fees of $0.1 million to MV Partners for each of 2008 and 2007. In each of 2008 and 2007, the trust withheld a minimal amount for future expenses. Distributable income was $20.8 million or $1.8066 per unit in 2008 compared to $32.9 million or $2.8567 per unit in 2007.

        The substantial decrease in income for the trust from 2007 to 2008 was attributed primarily to the nonpayment by Eaglwing of approximately $15.5 million for production sold to Eaglwing and a related decrease in sales of oil production in July and August 2008. Eaglwing, an affiliate of SemCrude, purchased substantially all of the oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and filed bankruptcy on July 22, 2008. Beginning July 18, 2008, substantially all of the production from the underlying properties went into on-location storage tanks and a portion of the oil production was shut-in pending resolution of the marketing process for the production. From July 18, 2008 until July 31, 2008, only minor amounts of crude oil production from the underlying properties were sold. On July 31, 2008, Vess Oil and Murfin Drilling recommenced general sales of production from the underlying properties, to several purchasers other than Eaglwing, including an affiliated purchaser, under short-term arrangements using market sensitive pricing. As of August 7, 2008, field operations at the underlying properties returned to substantially normal operations, although it took until mid-August before the marketing of crude oil production normalized to the sales process and volumes that existed prior to July 18, 2008. Because of the nonpayment by Eaglwing and decreased crude oil sales by MV Partners during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the Trust with respect to the net profits interest relating thereto. Neither the Trust nor the Trust unitholders are liable for any costs in excess of net proceeds; however, the Trust will not receive any net proceeds until future net proceeds exceed the total of those excess costs, plus interest at the prime rate. See "—Other Events."

        Income for the trust and distributable income for the trust's second quarter of 2007 was impacted by production curtailment as a result of severe winter storms that severely impacted western Kansas and eastern Colorado. The snow and ice associated with these storms disabled electrical power to the affected underlying properties for an extended period of time and rendered some properties inaccessible. Significant snow accumulations, along with ice and subsequent melting, created difficult working conditions that extended the curtailment period. It was estimated that production from the underlying properties of approximately 32,000 to 36,000 net barrels of oil has been deferred as the result of curtailment due to the storms during the first quarter of 2007. Most of the production curtailed as a result of these storms was restored by the end of March 2007, and the storm effects on production from the underlying properties were greatly reduced during the second quarterly payment period.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $26,695,504 for the period from October 1, 2007 through June 30, 2008. Included in this amount are payments to settle hedge and other derivatives totaling $23,056,782. There were no amounts received to settle hedge and other derivatives for the period from October 1, 2007 through June 30, 2008, which resulted in total cash receipts over cash disbursements of $26,695,504. The trust's net profits interest (80%) of this total was $21,356,403, which represents the cash proceeds received by the trust during the year ended December 31, 2008, which is based upon the cash receipts from MV Partners for the oil and gas production subsequent to October 1, 2007 and collected by June 30, 2008.

        As a result of the Eaglwing bankruptcy and the nonpayment of production sold to Eaglwing as discussed above, direct operating expenses and lease equipment and development costs exceeded revenues from the underlying properties by $6,049,283 for the period from July 1, 2008 through September 30, 2008. Included in this amount are payments to settle hedges totaling $12,758,898. There were no amounts received to settle hedges for the period from July 1, 2008 through September 30, 2008 which resulted in total cash disbursements over cash receipts of $6,049,283. The trust's net profits interest (80%) of this total is $4,839,426. Neither the Trust nor the trust unitholders are liable for any costs in excess of net proceeds; however, the Trust does not receive any distributions from MV Partners until future net proceeds exceed the total of those excess costs, plus interest at the prime rate. As a result, the scheduled quarterly distribution in January 2009 was substantially impacted.

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

        The significant decrease in revenues over expenses and costs for the periods for 2008 referred to above compared to the periods for 2006 and 2007 is primarily attributable to the failure of Eaglwing to pay MV Partners the aggregate of approximately $15.5 million originally owing for Eaglwing's purchase of production during June and the first 18 days of July 2008 and a related decrease in sales of oil production in July and August 2008. See "—Other Events."

        The revenues from oil production are typically received one month after production, thus the cash received by the trust during the year ended December 31, 2008 substantially represents the production by MV Partners from September 2007 through August 2008 and the cash received by the trust during the year ended December 31, 2007 substantially represents the production by MV Partners from July 2006 through August 2007. The trust's first quarterly distribution in 2007 consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006.

        The trustee reserved $14,719 and $1,913 for future trust expenses for the years ended December 31, 2008 and 2007, respectively, and paid general and administrative expenses of $785,273 and $757,588 for the years ended December 31, 2008 and 2007, respectively, which resulted in distributable income of $20,776,411, or $1.8066 per unit, for the year ended December 31, 2008 and $32,851,579, or $2.8567 per unit, for the year ended December 31, 2007.

        The average price received for crude oil sold during 2008 was $84.12 per Bbl, while the average price received for crude oil sold was $60.63 per Bbl for the period from July 1, 2006 through December 31, 2007. The average price received for natural gas sold during 2008 was $6.51 per Mcf, while the average price received for natural gas sold was $5.55 per Mcf for the period from July 1, 2006 through December 31, 2007. As previously noted, Eaglwing has not paid the purchase price for the crude oil sold to it during June and the first 18 days of July 2008.

        The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that is for the oil and gas production sold and delivered during the period from October 1, 2007 to September 30, 2008 were 764,715 Bbls of oil, 86,644 Mcf of natural gas and 4,358 Bbls of natural gas liquids for a total equivalent barrels of oil of 781,989. As previously noted, Eaglwing has not paid the purchase price for the crude oil sold to it during June and the first 18 days of July 2008. The overall production sales volumes collected attributable to the 80% net profits interest for the oil and gas production subsequent to July 1, 2006 and collected before December 31, 2007 were 938,647 Bbls of oil, 90,879 Mcf of natural gas and 5,285 Bbls of natural gas liquids for a total equivalent barrels of oil of 957,229.

        As noted above, the amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2008 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2007 through August 2008. The amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2007 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from July 2006 through August 2007.

Historical Results of the Underlying Properties

        The following table sets forth revenues, direct operating expenses and the excess of revenues over direct operating expenses relating to the underlying properties for the three years in the period ended December 31, 2008 (the information for the year ended December 31, 2006 is derived from the underlying properties' audited statements of historical revenues and direct operating expenses included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K). Because the net profits interest had not been conveyed to the trust as of December 31, 2006 and because the trust had not engaged in any activities other than organizational activities prior to December 31, 2006, the trust is providing financial information with respect to the underlying properties so that investors can review the historical results of the underlying properties. The historical results of the underlying properties are not indicative of the future distributions of the trust, and such historical results do not give effect to the conveyance of the net profits interest and related transactions that occurred on January 24, 2007.

	(in thousands)
	Year ended December 31,
	2006	2007	2008
		(unaudited)	(unaudited)
Revenues:
Oil sales	$64,150	$66,430	$90,484
Natural gas sales	572	546	667
Natural gas liquid sales	311	256	337
Hedge and other derivative activity	(14,394)	(8,003)	(30,289)

Total	50,639	59,229	61,199

Bad debt expense	—	—	7,733
Direct operating expenses:
Lease operating expenses	11,676	12,894	14,866
Lease maintenance	2,162	1,959	1,554
Lease overhead	2,224	2,417	2,617
Production and property tax	3,459	2,453	3,165

Total	19,521	19,723	22,202

Excess of revenues over direct operating expenses	$31,118	$39,506	$31,264

    The above table sets forth information as it relates to the underlying properties on the accrual basis, which the books and records are kept. These numbers do not relate to the trust as the trust reports on a cash basis. For the year ended December 31, 2007, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts from MV Partners for the oil and gas production subsequent to July 1, 2006 and collected by September 30, 2007. For the year ended December 31, 2008, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2007 through September 30, 2008.

        MV Partners has historically entered into certain hedging arrangements and other derivatives to reduce the exposure of the revenues from oil production for the underlying properties to fluctuations in crude oil prices. In addition, MV Partners was required under the terms of its original agreement of limited partnership to hedge approximately 80% of its expected annual proved producing reserves. This requirement is no longer in effect. During 2006 through 2008, approximately 82% of the actual oil production volumes were subject to these hedging arrangements, with settlement prices ranging from $56.39 to $65.12 per barrel. During that same period, the average NYMEX price per barrel of crude oil was between $33.87 and $145.29. For details of open hedge positions for 2009 and 2010, see "—Hedge Contracts."

        The following table provides oil and natural gas sales volumes, average sales prices and capital expenditures relating to the underlying properties for the three years in the period ended December 31,

2008. Sales volumes for natural gas liquids during the periods presented were not significant. Average prices do not include the effect of hedge and other derivative activity.

	(unaudited) Year ended December 31,
	2006	2007	2008
Operating data:
Sales volumes:
Oil (MBbls)	1,024	992	954
Natural gas (MMcf)	102	98	104
Average Prices:
Oil (per Bbl)	$62.65	$66.96	$94.88
Natural gas (per Mcf)	$5.63	$5.58	$6.44
Capital expenditures (in thousands):
Property acquisition	$1,714	$2,096	$2,445
Well development	1,315	1,979	1,642

Total	$3,029	$4,075	$4,088

Discussion and Analysis of Historical Results of the Underlying Properties

Comparison of Results of the Underlying Properties for the Years Ended December 31, 2008 and 2007

        Excess of revenues over direct operating expenses for the underlying properties was $31.3 million for the year ended December 31, 2008, compared to $39.5 million for the year ended December 31, 2007. The decrease was primarily a result of a write-off for half of the revenue from production sold to Eaglwing during June 2008 and the first 18 days of July 2008 and a related decrease in sales of oil production in July and August 2008. See "—Other Events." There was a small increase in total revenue as a result of an increase in the average price received for the oil sold in 2008, which was offset by an increase in hedge and other derivative expense. An increase in direct operating expenses also reduced excess of revenues over direct operating expenses.

        Revenues.    Revenues from oil, natural gas and natural gas liquid sales increased $24.3 million to $91.5 million for the year ended December 31, 2008 compared to $67.2 million for the year ended December 31, 2007. This increase in revenues was primarily the result of an increase in the average price received for crude oil sold from $66.96 per Bbl for the year ended December 31, 2007 to $94.88 per Bbl for the year ended December 31, 2008. This increase in revenues reflects an increase in the average price received for natural gas sold from $5.58 per Mcf for the year ended December 31, 2007 to $6.44 per Mcf for the year ended December 31, 2008. Total revenues increased 2.0 million from $59.2 million for the year ended December 31, 2007 to $61.2 million for the year ended December 31, 2008.

        Prices.    The average price received for crude oil sold increased from $66.96 per Bbl for the year ended December 31, 2007 to $94.88 per Bbl for the year ended December 31, 2008. The average price received for the crude oil sold increased primarily as a result of an increase in the oil price index on which the sales prices for a majority of the oil production were based. The average price received for natural gas sold increased from $5.58 per Mcf for the year ended December 31, 2007 to $6.44 per Mcf for the year ended December 31, 2008. The average price received for natural gas sold increased as a result of an increase in the natural gas price index on which the sales prices for a majority of the natural gas production were based.

        Volumes.    Sales volumes for crude oil decreased from 992 MBbls for the year ended December 31, 2007 to 954 MBbls for the year ended December 31, 2008. Sales volumes for natural gas increased from 98 MMcf for the year ended December 31, 2007 to 104 MMCF for the year ended December 31,

2008. The small decrease in overall production sales volumes was less than the natural decline of the underlying properties. A small decrease in production sales volumes resulted when some of the leases were shut-in during July while the operators searched for new purchasers due to the bankruptcy of Eaglwing.

        Hedge and other derivative activity.    Hedge and other derivative activity expense increased from $8.0 million for the year ended December 31, 2007 to $30.3 million for the year ended December 31, 2008. This increase in hedge and other derivative activity expense of $22.3 million for the year ended December 31, 2008 was due to a $23.3 million increase in realized hedge losses and a $1.0 million increase in ineffectiveness of hedges and other derivatives then in place being recorded to the income account for the year. The increase in realized hedge losses was due to the higher average NYMEX price per Bbl for 2008. The average NYMEX price per Bbl of crude oil for 2008 was $99.65 compared to $72.34 for 2007. The weighted average settlement price of hedges and other derivatives for 2008 was $58.53 compared to $62.52 for 2007.

        Bad debt expense.    In 2008 MV Partners incurred bad debt expenses of $7.7 million as a result of the Eaglwing bankruptcy, compared to no bad debt expense in 2007. Eaglwing purchased substantially all of the oil produced from the underlying properties in June 2008 and the first half of July 2008 and, as a result of the bankruptcy, MV Partners wrote-off half of the revenues from production sold to Eaglwing during 2008. See "—Other Events."

        Direct operating expenses.    Direct operating expenses increased from $19.7 million for the year ended December 31, 2007 to $22.2 million for the year ended December 31, 2008. This increase was primarily a result of an increase in lease operating expenses and property tax expense.

        Lease maintenance expense.    Lease maintenance expense decreased from $2.0 million for the year ended December 31, 2007 to $1.6 million for the year ended December 31, 2008. This decrease in lease maintenance expense was primarily due to the timing of scheduled projects in 2007.

        Production and property tax expense.    Production and property tax expense was $2.5 million for the year ended December 31, 2007 compared to $3.2 million for the year ended December 31, 2008. The increase was a result of higher property tax valuations and the increased revenue on which the production tax is calculated.

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

        Revenues.    Total revenues increased to $59.2 million for the year ended December 31, 2007 compared to $50.6 million for the year ended December 31, 2006. Revenues from oil, natural gas and natural gas liquid sales increased $2.2 million to $67.2 million for the year ended December 31, 2007. This increase in revenues was primarily the result of an increase in the average price received for crude oil sold from $62.65 per Bbl for the year ended December 31, 2006 to $66.96 per Bbl for the year ended December 31, 2007. The increase in revenues was impacted, however, by a decrease in the average price received for natural gas sold from $5.63 per Mcf for the year ended December 31, 2006 to $5.58 per Mcf for the year ended December 31, 2007.

        Prices.    The average price received for crude oil sold increased from $62.65 per Bbl for the year ended December 31, 2006 to $66.96 per Bbl for the year ended December 31, 2007. The average price received for the crude oil sold increased primarily as a result of an increase in the oil price index on which the sales prices for a majority of the oil production were based. The average price received for natural gas sold decreased from $5.63 per Mcf for the year ended December 31, 2006 to $5.58 per Mcf for the year ended December 31, 2007. The average price for natural gas sold decreased as a result of a decrease in the natural gas price index on which the sales prices for a majority of the natural gas production were based.

        Volumes.    Sales volumes for crude oil decreased from 1,024 MBbls for the year ended December 31, 2006 to 992 MBbls for the year ended December 31, 2007. Sales volumes for natural gas decreased from 102 MMcf for the year ended December 31, 2006 to 98 MMCF for the year ended December 31, 2007. The small decrease in overall production sales volumes was less than the natural decline of the underlying properties. The additional production to partially offset the natural decline of the underlying properties during the year ended December 31, 2007 compared to the year ended December 31, 2006 is primarily attributable to lower production caused by winter storms.

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

        Lease maintenance expense.    Lease maintenance expense was $2.0 million for the year ended December 31, 2007 compared to $2.2 million for the year ended December 31, 2006. This decrease in lease maintenance expense was primarily due to the timing of scheduled projects in 2007.

        Production and property tax expense.    Production and property tax expense was $2.5 million for the year ended December 31, 2007 compared to $3.5 million for the year ended December 31, 2006. This decrease was the result of lower property tax valuations in fiscal 2007.

Liquidity and Capital Resources

        Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust's only use of cash is for distributions to trust unitholders. Administrative expenses include payments to the trustee as well as an annual administrative fee to MV Partners pursuant to the administrative services agreement. Each quarter, the trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the trustee) that quarter, over the trust's liabilities for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future liabilities. The trustee may borrow funds required to pay liabilities if the trustee determines that the cash on hand and the cash to be received are insufficient to cover the trust's liability. If the trustee borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During 2008, MV Partners made several advances to the trust for trust expenses.

        Royalty income to the trust is based on the calculation and definitions of "gross proceeds" and "net proceeds" contained in the conveyance.

        The trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the trust's liquidity or the availability of capital resources.

        As noted above, Eaglwing purchased substantially all of the oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and subsequently filed bankruptcy. Because of the nonpayment by Eaglwing and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the Trust with respect to the net profits interest relating thereto. As a result, the scheduled quarterly distribution by the Trust in October 2008 was not made and the scheduled January 2009 distribution was substantially impacted. MV Partners currently expects that the scheduled quarterly distribution by MV Oil Trust in April 2009 will not be impacted by the nonpayment by Eaglwing or the decreased sales during July and August 2008. Neither the Trust nor the Trust unitholders are liable for any costs in excess of net proceeds; however, the Trust will not receive any net proceeds until future net proceeds exceed the total of those excess costs, plus interest at the prime rate. See "—Other Events."

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

        On September 17, 2008, the court in the consolidated SemCrude bankruptcy case entered an order that allows the contractual operators for the underlying properties of MV Partners, Vess Oil and Murfin Drilling, to file proofs of claims for statutory lien claims on their behalf and on behalf of working interest owners (inclusive of MV Partners' interests), overriding royalty owners and royalty owners. Vess Oil and Murfin Drilling have filed proofs of claims on a lease by lease basis on behalf of the working interest owners (inclusive of MV Partners' interests), overriding royalty owners and royalty owners for the leases that each operates and continue to pursue vigorously their interests in the bankruptcy process.

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

        Beginning July 18, 2008, substantially all of the production from the underlying properties subject to the net profits interest went into on-location storage tanks and a portion of the oil production was shut-in pending resolution of the marketing process for the production. As of July 31, 2008, Vess Oil and Murfin Drilling recommenced general sales of production from the underlying properties, to several purchasers other than Eaglwing, including MV Purchasing, LLC, under short-term arrangements using market sensitive pricing. MV Purchasing, LLC is majority owned by the indirect equity owners of MV Partners. Sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Since mid-August 2008, three purchasers, including MV Purchasing, LLC, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may be acquired by one or more single purchasers. MV Partners does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on MV Partners' business.

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

        Hedge contracts relating to approximately 30,000 Bbls of oil per month were with SemCrude for each month during 2008. MV Partners paid under the terms of hedge contracts with SemCrude through September 2008, instead of trying to off-set amounts due on the crude oil sales in June and the first 18 days of July 2008 because the contract counterparties are different, as SemCrude is the counterparty under the hedge contracts and Eaglwing is the debtor owing money for the crude oil sales. SemCrude owed MV Partners under the hedge contracts for the months of November and December 2008 because the average of the settlement price for each commodity business day in the contract month was below $60.70 and SemCrude did not pay such amounts due. MV Partners did not pay SemCrude approximately $480,717 under the terms of the hedge contract with SemCrude for October 2008, and instead filed a claim with SemCrude that netted the amounts due for SemCrude with the amount due by MV Partners, with a net payment due from SemCrude of approximately $16,000. There can be no assurance that MV Partners will collect any amounts owing from SemCrude under such contracts.

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

        On August 7, 2008, MV Partners closed on two separate credit facilities providing an aggregate of $9 million of funding capacity for general corporate purposes. The first credit facility consisted of a new $6 million secured revolving line of credit pursuant to an amended and restated credit agreement with MV Partners' bank group. Pursuant to the terms of the revolving line of credit, the maximum amount outstanding thereunder reduces quarterly by $1,333,334 as of each of December 31, 2008, March 31, 2009 and June 30, 2009, with the facility terminating on August 5, 2009. On August 18, 2008, MV Partners borrowed $4.5 million on this line. On October 2, 2008, MV Partners prepaid $1,600,000 in principal and reduced this credit facility to a maximum of $3,000,000. On October 27, 2008, MV Partners prepaid $1,900,000 in principal, and on December 3, 2008, MV Partners prepaid an additional $1,000,000, so that there was no balance outstanding as of December 31, 2008. Based on the periodic election of MV Partners, interest accrues on amounts outstanding under this facility at prime plus .50% or LIBOR plus 2%.

        The second credit facility consisted of a new unsecured loan in an aggregate principal amount of $3 million from indirect equity owners of MV Partners. Payments on the loan in the amount of $666,667 are due on each of December 31, 2008 (which payment was made), March 31, 2009 and June 30, 2009, with the remaining balance of the loan due on August 5, 2009. Based on the periodic election of MV Partners, interest accrues on this facility at prime plus .50% or LIBOR plus 2%.

        Because of the nonpayment by Eaglwing and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the trust with respect to the net profit interest relating thereto. As a result, the scheduled quarterly distribution by the trust in October 2008 was not made and the scheduled January 2009 distribution was substantially impacted. Neither the trust nor the trust unitholders were liable for any costs in excess of net proceeds; however, the trust was not entitled to receive any net proceeds until future net proceeds exceeded the total of those excess costs, plus interest at the prime rate.

        The first quarterly distribution for 2009 was $981,439, or $0.08534253 per trust unit, and was made on January 25, 2009 to trust unitholders owning trust units as of January 15, 2009. Such distribution included the net proceeds of production collected by MV Partners from July 1, 2008 through December 31, 2008, including all hedge contract settlements. This distribution included a recovery of the fourth quarter 2008 shortage of $4,839,426 and applicable interest of $49,753. The distribution included a repayment of the $250,000 borrowed from MV Partners during the third and fourth quarters of 2008. The Trustee also withheld $250,000 from the distribution for future trust expenses.

        If MV Partners ultimately collects from Eaglwing any of the June and July revenue discussed above, 80% of such collections will be paid to the trust in accordance with the net profits interest.

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

        The development program that MV Partners currently intends to implement over the five years ending December 31, 2013 with respect to the underlying properties categorized as proved undeveloped reserves consists of drilling 48 development wells, 54 recompletion and workover projects and six polymer workovers. The development program that MV Partners currently intends to implement over the next five years with respect to the underlying properties categorized as proved developed non-producing reserves consists of three well-reactivation projects, one injection well-workover project, four recompletion projects and 12 well-workover projects.

        MV Partners has undertaken 3-D seismic surveys covering several leases constituting a part of the underlying properties. These leases have over 31 undrilled offset locations of varying quality based on offset production and subsurface mapping. The 3-D data was utilized to refine the subsurface mapping with respect to the size of mapped sink holes and to define smaller structural features along the edges of the main formation reservoir. Using this data, MV Partners has scheduled the drilling of 17 proved undeveloped locations over the five years ending December 31, 2013. MV Partners has expanded its 3-D seismic program into other fields constituting a part of the underlying properties.

        MV Partners expects total capital expenditures for the underlying properties during the five years ending December 31, 2013 will be approximately $16.4 million. Of this total, MV Partners contemplates spending approximately $12.9 million to drill approximately 48 development wells in ten project areas and approximately 3.5 million for recompletion and workovers of existing wells. MV Partners expects that these capital projects will add production that will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties. The trust is not directly obligated to pay any portion of any capital expenditures made with respect to the underlying properties; however, capital expenditures made by MV Partners with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under "Business—Computation of Net Proceeds—Net Profits Interest") share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest. As the cash received by the trust in respect of the net profits interest will be reduced by the trust's pro rata share of these capital expenditures, MV Partners expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.

        MV Partners, as the operator of the underlying properties, is entitled to make all determinations related to capital expenditures with respect to the underlying properties, and there are no limitations on the amount of capital expenditures that MV Partners may incur with respect to the underlying properties, except as described above under "Business—Computation of Net Proceeds—Net Profits Interest." As the trust unitholders would not be expected to fully realize the benefits of capital expenditures made with respect to the underlying properties towards the end of the term of the trust, during each twelve-month period beginning on the later to occur of (1) June 30, 2023, and (2) the time when 13.2 MMBoe have been produced from the underlying properties and sold (which is the equivalent of 10.6 MMBoe in respect of the net profits interest), capital expenditures that may be taken into account in calculating net proceeds attributable to the net profits interest will be limited to the average annual capital expenditures during the preceding three years, as adjusted for inflation. See "Business—Computation of Net Proceeds—Net Profits Interest."

Off-Balance Sheet Arrangements

        The trust has no off-balance sheet arrangements. The trust has not guaranteed the debt of any other party, nor does the trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

        As of December 31, 2008, the trust had no obligations or commitments to make future contractual payments other than the administrative services fee and trustee fee payable to MV Partners and the trustee, respectively. See "Financial Statements and Supplementary Data—Notes to Financial Statements—Note G—Related Party Transactions."

Hedge Contracts

        The revenues derived from the underlying properties depend substantially on prevailing crude oil and, to a lesser extent, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that MV Partners can economically produce. MV Partners sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. MV Partners has entered into the hedge contracts to reduce the exposure of the revenues from oil production from the underlying properties for 2009 and 2010 to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase. The terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust. The trust does not enter into derivative contracts for trading or speculative purposes. The hedge contracts consist of fixed price swap contracts that have been placed with major trading counterparties who MV Partners believes represent relatively low credit risks. MV Partners cannot provide assurance, however, that these trading counterparties will not become credit risks in the future. For 2009 and 2010, approximately 70% of the volumes subject to the swap contracts are under swap contracts with Union Bank of California; the remaining volumes are under swap contracts with Bank of America.

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. From January 1, 2009 through December 31, 2010, MV Partners' crude oil price risk management positions in swap contracts are as follows:

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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders
MV Oil Trust

        We have audited the accompanying statements of assets and trust corpus of MV Oil Trust (the "Trust") as of December 31, 2007 and 2008 and the related statements of distributable income and changes in trust corpus for the period from August 3, 2006 (inception) through December 31, 2006 and the years ended December 31, 2007 and 2008. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of MV Oil Trust as of December 31, 2007 and 2008 and the distributable income and changes in trust corpus for the period from August 3, 2006 (inception) through December 31, 2006 and the years ended December 31, 2007 and 2008, on the basis of accounting described in Note B.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MV Oil Trust's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Wichita, Kansas
March 13, 2009

MV OIL TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2007	2008
ASSETS
Cash	$2,913	$17,632
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(4,186,531)	(7,606,625)

Total assets	$46,200,057	$42,794,682

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at December 31, 2007 and 2008	$46,200,057	$42,794,682

STATEMENTS OF DISTRIBUTABLE INCOME

	Period from August 3 (inception) through December 31, 2006	Year ended December 31,
		2007	2008
Income from net profits interest and hedge and other derivative activities	$—	$33,581,080	$21,356,403
Net advances from MV Partners, LLC	1,000	30,000	220,000
Cash withheld for future Trust expenses	(1,000)	(1,913)	(14,719)
General and administrative(1)	—	(757,588)	(785,273)

Distributable income	$—	$32,851,579	$20,776,411

Distributions per unit (0, 11,500,000 and 11,500,000 units issued and outstanding at December 31, 2006, 2007 and 2008)	$—	$2.8567	$1.8066

(1)
Includes $90,000 and $67,296 paid to MV Partners, LLC during the year ended December 31, 2007 and 2008, respectively, and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. during each of the years ended December 31, 2007 and 2008.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Period from August 3, 2006 (inception) through December 31, 2006	Year ended December 31,
		2007	2008
Trust corpus, beginning of period	$—	$1,000	$46,200,057
Investment in net profits interest—January 24, 2007	—	50,383,675	—
Cash proceeds	—	33,581,080	21,356,403
Net advances from MV Partners, LLC	1,000	30,000	220,000
Cash distributions	—	(32,851,579)	(20,776,411)
Trust expenses	—	(757,588)	(785,273)
Amortization of net profits interest	—	(4,186,531)	(3,420,094)

Trust corpus, end of period	$1,000	$46,200,057	$42,794,682

The accompanying notes are an integral part of these statements.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS

NOTE A—ORGANIZATION OF THE TRUST

        MV Oil Trust (the "Trust") is a statutory trust formed on August 3, 2006, under the Delaware Statutory Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among MV Partners, LLC ("MV Partners") as trustor, The Bank of New York Mellon Trust Company, N.A., as successor Trustee (the "Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee").

        The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders pursuant to a conveyance from MV Partners to the Trust. The term net profits interest is an interest in underlying properties consisting of MV Partner's net interests in all of its oil and natural gas properties located in the Mid-Continent region in the states of Kansas and Colorado (the "underlying properties"). These oil and gas properties include 1,004 producing oil and gas wells.

        The net profits interest is passive in nature and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners' interest from the sale of production from the underlying properties. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (MMBoe) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trusts 80% net profits interest), and the Trust will soon thereafter wind up its affairs and terminate.

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

recorded on a unit-of-production method in the period in which the cash should have been received with respect to such production. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus.

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

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME FROM NET PROFITS INTEREST AND HEDGE AND OTHER DERIVATIVE ACTIVITIES

	Year ended December 31,
	2007	2008
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$41,663,897	$26,695,504
Amounts received to settle hedges and other derivatives	1,249,954	—

Total of cash receipts over cash disbursements	42,913,851	26,695,504
Times net profits interest over the term of the Trust	80%	80%

Income from net profits interest and hedge and other derivative activities	34,331,080	21,356,403
MV Partners reserve for future capital expenditures(2)	(750,000)	—

Total cash proceeds received by the Trust(3)	$33,581,080	$21,356,403

    (1)
    Per the terms of the net profits interest, direct operating expenses, lease equipment and development costs are deducted when calculating the distributable income to the Trust.

    (2)
    Per the terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During 2007, MV Partners withheld $1.0 million from the first quarter payment. MV Partners utilized $0.5 million of this reserve in connection with the second quarter payment. MV Partners withheld $0.25 million from the fourth quarter payment, leaving a balance in the reserve of $0.75 million at December 31, 2007. The reserve was unaffected during 2008, leaving a balance in the reserve of $0.75 million at December 31, 2008.

    (3)
    The cash proceeds received by the Trust are based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production, thus the cash received by the Trust during the year ended December 31, 2008 substantially represents the cash received for production by MV Partners from September 2007 through August 2008 and the cash received by the Trust during the year ended December 31, 2007 substantially represents the production by MV Partners from July 2006 through August 2007.

        MV Partners has entered into certain hedge contracts related to the oil production from the underlying properties for the years 2009 and 2010. For the year 2009, MV Partners has entered into swap contracts at prices ranging from $64 to $71 per barrel of oil that hedge approximately 74% of expected production from the underlying properties that are classified as proved developed producing in a reserve report as of December 31, 2008 prepared for the Trust. For the year 2010, MV Partners has entered into swap contracts at prices ranging from $63 to $69 per barrel of oil that hedge approximately 78% of expected production from the underlying properties that are classified as proved developed producing in such reserve report. Furthermore, MV Partners has not entered into any hedge contracts relating to oil volumes expected to be produced after 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME FROM NET PROFITS INTEREST AND HEDGE AND OTHER DERIVATIVE ACTIVITIES (Continued)

benefit of the trust. From January 1, 2009 through December 31, 2010, MV Partners' crude oil price risk management positions in swap contracts are as follows:

	Fixed Price Swaps
Year Ended December 31,	Volumes (Bbls)	Weighted Average Price (Per Bbl)
2009	678,000	$66.24
2010	637,800	$65.03

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

        The first quarterly distribution during 2007 was $1.0122 per Trust unit and was made on February 23, 2007 to Trust unitholders owning Trust units as of February 15, 2007. This distribution consisted of an amount in cash paid by MV Partners equal to the amount that would have been payable to the Trust had the net profits interest been in effect during the period from July 1, 2006 through December 31, 2006. Furthermore, this cash payment included 80% of all amounts paid to/by MV Partners from/to hedge contract counterparties for settlements related to the period from July 1, 2006 to December 31, 2006. This distribution included a payment to MV Partners of $1,000,000 as a reserve for future capital expenses. During this quarter MV Partners advanced the Trust $300,000 for trust expenses.

        The second quarterly distribution during 2007 was $0.533344609 per Trust unit and was made on April 25, 2007 to Trust unitholders owning Trust units as of April 16, 2007. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2007 through March 31, 2007, including all hedge contract settlements. This distribution included a payment from MV Partners of $500,000 which had been previously withheld for future expenses.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE F—DISTRIBUTIONS TO UNITHOLDERS (Continued)

        The third quarterly distribution during 2007 was $0.657281318 per Trust unit and was made on July 25, 2007 to Trust unitholders owning Trust units as of July 16, 2007. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2007 through June 30, 2007, including all hedge contract settlements. This distribution included net proceeds from business interruption insurance of $200,000 that MV Partners received from the insurance company for storm damage during the first quarter 2007 as a replacement for lost income. This amount was in addition to the property damage proceeds which were received from the insurance company which were used to reduce costs. During this quarter MV Partners advanced the Trust $400,000 for Trust expenses.

        The fourth quarterly distribution during 2007 was $0.65383330 per Trust unit and was made on October 25, 2007 to Trust unitholders owning Trust units as of October 15, 2007. Such distribution included the net proceeds of production collected by MV Partners from July 1, 2007 through September 30, 2007, including all hedge contract settlements. This distribution is net of a reserve for capital expenditures of $250,000 and a net repayment of the advance for Trust expenses of $370,000.

        The first quarterly distribution during 2008 was $0.63666998 per Trust unit and was made on January 25, 2008 to Trust unitholders owning Trust units as of January 15, 2008. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2007 through December 31, 2007. This distribution included 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from October 1, 2007 to December 31, 2007. During this quarter MV Partners made net advances of $120,000 to the Trust for trust expenses.

        The second quarterly distribution during 2008 was $0.52171564 per Trust unit and was made on April 25, 2008 to Trust unitholders owning Trust units as of April 15, 2008. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2008 through March 31, 2008. This distribution included 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from January 1, 2008 to March 31, 2008. During this quarter MV Partners made net advances of $250,000 to the Trust for trust expenses.

        The third quarterly distribution during 2008 was $0.64825809 per Trust unit and was made on July 25, 2008 to Trust unitholders owning Trust units as of July 15, 2008. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2008 through June 30, 2008. This distribution included 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from April 1, 2008 to June 30, 2008. During this quarter the Trust made a net repayment of the advance for trust expenses to MV Partners in the amount of $300,000.

        The Trust did not make a fourth quarterly distribution during 2008. Eaglwing, L.P. ("Eaglwing") purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008. Eaglwing subsequently filed a voluntary petition for reorganization under the U.S. bankruptcy code and still has not paid the purchase price for such purchases. Because of Eaglwing's bankruptcy, there were not sufficient net proceeds for MV Oil Trust to make a payment for the scheduled quarterly distribution in October 2008. See Note J—Other Events. During this quarter MV Partners made an advance of $150,000 to the Trust for trust expenses.

        As of December 31, 2008, cumulatively, since inception, MV Oil Trust should have received payments for 1,739,218 net barrels of oil equivalent (unaudited).

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE G—RELATED PARTY TRANSACTIONS

        The Trust has entered into an administrative services agreement with MV Partners that obligates the Trust, throughout the term of the Trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the Trust relating to the net profits interest. The annual fee was a total of $62,400 and $64,896 for 2007 and 2008, respectively, which will increase by 4% each year. During the years ended December 31, 2007 and 2008, the Trust paid MV Partners $90,000 and $67,296, respectively, for administrative services that covered the period from July 2006 through December 2007 and January 2008 through December 2008, respectively. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and MV Partners.

        The Trust has entered into a Trust agreement with the Trustee that obligates the Trust, throughout the term of the Trust, to pay to the Trustee each quarter a Trustee fee. The annual fee was a total of $150,000 for each of 2007 and 2008. During the years ended December 31, 2007 and 2008, the Trust paid the Trustee $150,000 each year. The Trust agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of a majority of the Trust unitholders.

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust agreement, the Trustee is allowed to borrow money to pay Trust expenses. The Trust expense holdback in the third quarter of 2007 was not sufficient to pay the third quarter expenses, so the Trustee borrowed $400,000 from MV Partners to pay Trust expenses. The Trust repaid $370,000 of the advance to MV Partners in the fourth quarter of 2007. The Trust expense holdback in the first quarter of 2008 was not sufficient to pay the first quarter expenses, so the Trustee borrowed $150,000 from MV Partners to pay Trust expenses. The Trust also repaid $30,000 for advances from prior quarters. The Trustee borrowed $400,000 from MV Partners during the second quarter of 2008 and repaid the $150,000 borrowed in the first quarter of 2008. The Trustee borrowed $100,000 from MV Partners during the third quarter of 2008 and repaid the $400,000 borrowed in the second quarter of 2008. The Trust expense holdback in the third quarter 2008 was not sufficient to pay expenses for the fourth quarter of 2008, so the Trustee borrowed $150,000 from MV Partners to pay Trust expenses. Since the Trust is on the cash basis of accounting, a liability has not been recorded for this advance. The net advance is shown as an addition to Trust Corpus and will be shown as a reduction to Trust Corpus when it is repaid.

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

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—OTHER EVENTS

        As publicly reported, on July 22, 2008, SemCrude, L.P. ("SemCrude") and certain of its affiliates, including Eaglwing, filed voluntarily petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. SemCrude was a counterparty to some of MV Partners fixed price swap contracts during 2007 and 2008. After 2008, MV Partners has no swap contracts with SemCrude. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008, after which date further sales to Eaglwing were terminated. Approximately $9.5 million in sales in June to Eaglwing was to have been paid by July 20, 2008. Approximately $5.9 million in sales in July to Eaglwing was to have been paid by August 20, 2008. The specified dollar amounts are associated with all production from the underlying properties, and not just the 80% portion attributable to the net profits interest held by the Trust. Eaglwing has not paid the purchase price for any such purchases and there can be no assurance what dollar amount, if any, will be collected by MV Partners from Eaglwing, or the timing of any such collections.

        From July 18, 2008 until July 31, 2008, only minor amounts of crude oil production from the underlying properties were sold. On July 31, 2008, Vess Oil Corporation and Murfin Drilling Company, Inc., who serve as the contract operators of the underlying properties, recommenced general sales of production from the underlying properties, to several purchasers other than Eaglwing, including an affiliated purchaser, under short-term arrangements using market sensitive pricing. As of August 7, 2008, field operations at the underlying properties returned to substantially normal operations, although it took until mid-August before the marketing of crude oil production normalized to the sales process and volumes that existed prior to July 18, 2008.

        Because of the nonpayment by Eaglwing and the decreased sales during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the Trust with respect to the net profits interest relating thereto. Neither the Trust nor the Trust unitholders were liable for any costs in excess of net proceeds; however, the Trust was not entitled to receive any distributions from MV Partners until future net proceeds exceeded the total of those excess costs, plus interest at the prime rate. As a result, the scheduled quarterly distribution in January 2009 was substantially impacted.

Subsequent event

        The first quarterly distribution for 2009 was $981,439, or $0.08534253 per Trust unit, and was made on January 25, 2009 to Trust unitholders owning Trust units as of January 15, 2009. Such distribution included the net proceeds of production collected by MV Partners from July 1, 2008 through December 31, 2008, including all hedge contract settlements. This distribution included a recovery of the fourth quarter 2008 shortage of $4,839,426 and applicable interest of $49,753. The distribution included a repayment of the $250,000 borrowed from MV Partners during the third and fourth quarters of 2008. The Trustee also withheld $250,000 from the distribution for future Trust expenses. This quarterly payment was for 198,840 net barrels of oil equivalent (unaudited).

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2006, 2007 and 2008 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the managers of MV Partners who operate the underlying properties, in accordance with the provisions of SFAS No. 69, Disclosures about Oil and Gas Producing Activities. Users of this information should be aware that the

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

process of estimating quantities of "proved" and "proved developed" natural gas, natural gas liquids and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

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

ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES

	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)
Proved reserves
Balance at December 31, 2006(1)	11,075,582	922,983	69,870
Revisions of previous estimates	(117,965)	(16,306)	(20,835)
Production	(787,380)	(79,960)	(4,126)

Balance at December 31, 2007	10,170,237	826,717	44,909

Revisions of previous estimates	(48,210)	100,697	(6,817)
Production	(770,168)	(80,922)	(4,262)

Balance at December 31, 2008	9,351,859	846,492	33,830

Proved developed reserves
December 31, 2006(1)	9,555,319	922,983	69,870

December 31, 2007	8,730,051	826,717	44,909

December 31, 2008	7,997,578	846,492	33,830

(1)
The conveyance of the net profits interest took place on January 24, 2007, however the reserves are presented as of December 31, 2006. The Trust also received revenue associated with the production for the months of July 2006 through December 2006.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

	December 31,
	2007	2008
Future cash inflows	$934,463,200	$354,736,625
Future costs
Production	(256,988,950)	(198,712,475)
Development	(14,630,400)	(13,134,800)

Future net cash flows	662,843,850	142,889,350
Less 10% discount factor	(295,634,900)	(63,024,768)

Standardized measure of discounted future net cash flows	$367,208,950	$79,864,582

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

	2007	2008
Standardized measure at beginning of year(1)	$214,850,075	$367,208,950
Net proceeds to the Trust	(33,581,080)	(21,356,403)
Proceeds not received for June and July production (See Note J)	—	(11,884,968)
Net fourth quarter deficiency settled in January 2009	—	4,839,426
Net payments made to settle hedge contracts	(2,810,534)	(18,445,426)
Payments made to settle fourth quarter hedge contracts made in January 2009	—	(10,207,118)
Amounts received to settle hedges and other derivatives	999,963	—

Net proceeds to the Trust, exclusive of net payments made to settle hedge contracts	(35,391,651)	(57,054,489)
Net changes in price and production costs	175,001,401	(262,367,137)
Changes in estimated future development costs	(4,307,851)	(1,007,738)
Development costs incurred during the year	2,975,920	2,454,400
Revisions of quantity estimates	(5,064,671)	(346,881)
Accretion of discount	21,485,008	36,720,895
Other	(2,339,281)	(5,743,418)

Standardized measure at end of year	$367,208,950	$79,864,582

(1)
The conveyance of the net profits interest took place on January 24, 2007, however the reserves for 2007 are presented as of December 31, 2006. MV Oil Trust also received revenue associated with the production for the months of July 2006 through December 2006.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

        Average prices in effect at December 31, 2007 and 2008 used in determining future net revenues related to the standardized measure calculation are as follows:

	2007	2008
Oil (per Bbl)	$91.01	$37.35
Gas (per Mcf)	$6.46	$5.63
NGL (per Bbl)	$78.63	$19.98

        On December 29, 2008, the Securities and Exchange Commission announced final approval of new requirements, effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, designed to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves. The new disclosure requirements include:

  •
  Consideration of new technologies in evaluating oil and natural gas reserves,

  •
  Disclosure of probable and possible oil and natural gas reserves,

  •
  Use of an average price based on the prior 12-month period rather than year-end prices, and

  •
  Revisions of the oil and natural gas disclosure requirements for operations.

        We have not yet evaluated the effects of the above on our financial statements and disclosures.

NOTE L—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2008:
Income from net profits interest and hedge and other derivative activities	$7,352	$6,150	$7,855	$—
Distributable income	$7,322	$6,000	$7,455	$—
Distributions per unit	$0.6367	$0.5217	$0.6483	$0.0000
2007:
Income from net profits interest and hedge and other derivative activities	$11,970	$6,133	$7,559	$7,919
Distributable income	$11,640	$6,133	$7,559	$7,519
Distributions per unit	$1.0122	$0.5333	$0.6573	$0.6538

Report of Independent Registered Public Accounting Firm

To the Members of
MV Partners, LLC

        We have audited the accompanying statement of historical revenues and direct operating expenses of the Underlying Properties (the "Properties") of MV Partners, LLC (formerly MV Partners, LP) (the "Company") for the year ended December 31, 2006. This statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this statement based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statement. We believe that our audit provides a reasonable basis for our opinion.

        The accompanying statement was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission as described in Note B to the statement and is not intended to be a complete presentation of the Company's interests in the Properties.

        In our opinion, the statement referred to above presents fairly, in all material respects, the historical revenues and direct operating expenses, described in Note B, of the Properties for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Wichita, Kansas
March 30, 2007

Underlying Properties

STATEMENT OF HISTORICAL REVENUES
AND DIRECT OPERATING EXPENSES

Year ended December 31, 2006
Revenues
Oil sales	$64,149,793
Natural gas sales	572,320
Natural gas liquid sales	310,731
Hedge and other derivative activity	(14,393,657)

Total revenues	50,639,187
Direct operating expenses
Lease operating expenses	11,676,322
Lease maintenance	2,162,289
Lease overhead	2,223,397
Production and property tax	3,459,075

Total direct operating expenses	19,521,083

Excess of revenues over direct operating expenses	$31,118,104

The accompanying notes are an integral part of this statement.

Underlying Properties

NOTES TO STATEMENT OF HISTORICAL REVENUES

AND DIRECT OPERATING EXPENSES

For the year ended December 31, 2006

NOTE A—PROPERTIES

        The underlying properties consist of working interests owned by MV Partners, LLC (formerly MV Partners, LP) ("MV") located in Colorado and Kansas.

NOTE B—BASIS OF PRESENTATION

        The accompanying statement of historical revenues and direct operating expenses was derived from the historical accounting records of MV and reflect the historical revenues and direct operating expenses directly attributable to the underlying properties for the year and period described herein. Such amounts may not be representative of future operations. The statement does not include depreciation, depletion and amortization, general and administrative expenses, interest expense or other expenses of an indirect nature. The amounts represent MV's net interest in the wells.

        Historical financial statements representing financial position, results of operations and cash flows required by generally accepted accounting principles are not presented as such information is not readily available on an individual property basis and not meaningful to the underlying properties. Accordingly, the statement of historical revenues and direct operating expenses is presented in lieu of the financial statements required under Rule 3-05 of Securities and Exchange Commission Regulation S-X.

        The accompanying statement of historical revenues and direct operating expenses included herein was prepared on an accrual basis. Revenue from oil, gas and natural gas liquid sales is recognized when sold.

        MV has entered into certain swap and collar agreements to mitigate the effects of fluctuations in the prices of crude oil. These agreements involve the exchange of amounts based on a fluctuating oil price for amounts based on a fixed oil price over the life of the agreement, without an exchange of the notional amount upon which the payments are based. MV accounts for the swap agreements as cash flow hedges. The effective portion of the gain or loss on the swap agreement is recorded in earnings as the underlying hedged item affects income. This effective portion, the ineffective portion of the unrealized gain or loss on the derivative instrument and the change in the unrealized gain or loss on the collar agreements are reflected as hedge and other derivative activity in the accompanying statement of historical revenues and direct operating expenses.

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

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        The estimates of proved reserves and related valuations were based on the reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, in accordance with the provisions of Statement of Financial Accounting Standards No. 69 (SFAS No. 69), Disclosures about Oil and Gas Producing Activities. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" natural gas, natural gas liquids and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological,

NOTES TO STATEMENT OF HISTORICAL REVENUES (Continued)

AND DIRECT OPERATING EXPENSES

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

        The oil and gas reserves are attributable solely to properties within the United States. A summary of the changes in quantities of proved oil, gas and natural gas liquid reserves of the underlying properties for the year ended December 31, 2006 are as follows:

	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)
Balance at December 31, 2005	17,905,740	1,359,293	109,393
Revisions of previous estimates	906,676	25,239	188
Production	(1,023,875)	(101,062)	(6,571)

Balance at December 31, 2006	17,788,541	1,283,470	103,010

Proved developed reserves:
December 31, 2006	15,827,881	1,283,470	103,010

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

        In general, management does not rely on the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of

NOTES TO STATEMENT OF HISTORICAL REVENUES (Continued)

AND DIRECT OPERATING EXPENSES

NOTE C—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

probable and possible as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves are as follows at December 31:

2006
Future cash inflows	$1,021,164,125
Production	(450,513,427)
Development and abandonment	(16,330,323)

Future net cash flows	554,320,375
Less effect of 10% discount factor	(279,212,531)

Standardized measure of discounted future net cash flows	$275,107,844

        Future cash flows as shown above were reported without consideration for the effects of hedge and other derivative transactions outstanding at each period end. If the effects of hedge and other derivative transactions were included in the computation, then future cash flows would have increased by $4,802,718 in 2006.

        The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves are as follows:

2006
Standardized measure–beginning of year	$304,532,500
Sales of oil and gas produced, net of production costs	(45,511,761)
Net change in prices and production costs	(37,195,285)
Extensions and discoveries	—
Changes in estimated future development costs	(3,005,440)
Development costs incurred during the period which reduce future development costs	3,007,100
Revisions of previous quantity estimates	14,355,279
Accretion of discount	30,453,250
Purchase of reserves in place	—
Sales of reserves in place	—
Changes in production rates and other	8,472,201

Standardized measure–end of year	$275,107,844

        Average prices in effect at December 31, 2006 used in determining future net revenues related to the standardized measure calculation are as follows:

2006
Oil (per Bbl)	$56.81
Gas (per Mcf)	$4.74
NGL (per Bbl)	$43.85

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

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 31, 2008, there has been no change in the trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trust's internal control over financial reporting relating to the trust. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

        As of December 31, 2008, the trustee assessed the effectiveness of the trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

        Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements of the trust included in this annual report on Form 10-K, has also audited the effectiveness of the trust's internal control over financial reporting as of December 31, 2008, as stated in their accompanying report.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
MV Oil Trust

        We have audited MV Oil Trust's (the "Trust") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        In our opinion, MV Oil Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and trust corpus of MV Oil Trust as of December 31, 2007 and 2008, and the related statements of distributable income and changes in trust corpus for the period from August 3, 2006 (inception) through December 31, 2006 and the years ended December 31, 2007 and 2008 and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Wichita, Kansas
March 13, 2009

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the trust units to file with the SEC reports regarding their ownership and changes in ownership of the trust units. The trustee believes that, during 2008, the trust's 10 percent unitholders complied with all Section 16(a) filing requirements. In making these statements, the trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the trust.

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

Item 11.    Executive Compensation.

        During the year ended December 31, 2008, the trustee received compensation from the trust in the amount of $150,000. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)    Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 13, 2009 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
MV Energy, LLC(2)	2,875,000	25.0%
VAP-I, LLC(2)	1,437,500	12.5%
Credit Suisse(3)	744,256	6.5%

    (1)
    Based on 11,500,000 trust units outstanding as of March 13, 2009.

    (2)
    The address of each of MV Energy and VAP-I is 1700 Waterfront, Building 500, Wichita, Kansas 67206. MV Energy is the managing member of VAP-I. As a result, MV Energy has sole voting and investment power with respect to the trust units held by VAP-I. Each of MV Energy and VAP-I is the record owner of 1,437,500 trust units. Such information is based on Form 4 filings with the Securities and Exchange Commission on January 31, 2007.

    (3)
    The address of Credit Suisse is Uetlibergstrasse 231, P.O. Box 900, CH 8070 Zurich, Switzerland. The information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2009.

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

Administrative Services Agreement

        The trust has entered into an administrative services agreement with MV Partners that obligates the trust, throughout the term of the trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the trust relating to the net profits interest. The annual fee was a total of $64,896 for 2008, which will increase by 4% each year. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and MV Partners.

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

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2006, 2007 and 2008 and fees billed for other services rendered by Grant Thornton LLP.

	2006	2007	2008
Audit fees	$31,050	$235,195	$166,118
Audit-related fees	—	—	—
Tax fees	—	—	—
All other fees	—	—	—

Total fees	$31,050	$235,195	$166,118

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

31.1	*	—	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MV OIL TRUST
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE
By:	/s/ MIKE ULRICH Mike Ulrich Vice President

March 16, 2009

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

31.1	*	—	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.