Form 10-Q
period 2009-03-31
MV Oil Trust
filed 2009-05-06
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 1-33219

MV OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-6554331 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

1-800-852-1422
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of May 5, 2009, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

 PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended March 31,
	2009	2008
Income from net profits interest and hedge activities	$1,481,439	$7,351,705
Net advances (net repayments) from (to) MV Partners	(250,000)	120,000
Cash on hand used for Trust expenses	10,355	1,727
General and administrative	(260,350)	(151,727)

Distributable income	$981,444	$7,321,705

Distributions per unit (11,500,000 units issued and outstanding at March 31, 2009 and 2008)	$0.0853	$0.6367

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash	$7,277	$17,632
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(8,476,247)	(7,606,625)

Total assets	$41,914,705	$42,794,682

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at March 31, 2009 and December 31, 2008	$41,914,705	$42,794,682

The accompanying notes are an integral part of these condensed financial statements.

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended March 31,
	2009	2008
Trust corpus, beginning of period	$42,794,682	$46,200,057
Cash proceeds	1,481,439	7,351,705
Net advances (net repayments) from (to) MV Partners	(250,000)	120,000
Cash distributions	(981,444)	(7,321,705)
Trust expenses	(260,350)	(151,727)
Amortization of net profits interest	(869,622)	(880,403)

Trust corpus, end of period	$41,914,705	$45,317,927

The accompanying notes are an integral part of these condensed financial statements.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization of the Trust

        MV Oil Trust (the "Trust") is a statutory trust formed on August 3, 2006, under the Delaware Statutory Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among MV Partners, LLC ("MV Partners"), as trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the "Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee").

        The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders pursuant to a conveyance from MV Partners to the Trust. The term net profits interest is an interest in underlying properties consisting of MV Partners' net interests in all of its oil and natural gas properties located in the Mid-Continent region in the states of Kansas and Colorado (the "underlying properties"). These oil and gas properties include approximately 1,000 producing oil and gas wells.

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

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and March 31, 2008, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Presentation (Continued)

Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008.

Note 3—Trust Accounting Policies

        The Trust uses the cash basis of accounting to report Trust receipts of the term net profits interest, receipts under the hedge contracts and payments of expenses incurred. The term net profits interest is revenues (oil, gas and natural gas liquid sales net of any payments made in connection with the settlement of the hedge contracts) less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment cost and lease development expenses (which are capitalized in financial statements prepared in accordance with generally accepted accounting principles) of the underlying properties multiplied by 80% (term net profits interest percentage). In addition, the Trust will be entitled to receive 80% of all payments received by MV Partners upon settlement of the hedge contracts. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust's net profits interest, which is on a cash basis of accounting. Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to MV Partners and out-of-pocket expenses, are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the investment in net profits interest is recorded on a unit-of-production method in the period in which the cash is received with respect to such production; therefore, a statement of cash flows is not presented. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus.

        This comprehensive basis of accounting other than generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Trust Accounting Policies (Continued)

        No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2009 that would impact the financial statements of the Trust.

Note 4—Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest and Hedge Activities

	Three months ended March 31,
	2009	2008
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$7,963,273	$9,189,631
Amounts received to settle hedges	—	—

Total of cash receipts over cash disbursements	7,963,273	9,189,631
Times net profits interest over the term of the Trust	80%	80%

Income from net profits interest and hedge activities before deficiency recovery and reserve adjustments	6,370,618	7,351,705
Recovery of deficiency from fourth quarter 2008	(4,889,179)	—
MV Partners reserve for future capital expenditures(2)	—	—

Income from net profits interest and hedge activities(3)	$1,481,439	$7,351,705

(1)
Per terms of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Per terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. MV Partners withheld $0 from the first quarter 2009 and 2008 payments. The reserve balance was $0.75 million at each of March 31, 2009 and March 31, 2008.

(3)
The income from net profits interest and hedge activities is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Income from Net Profits Interest and Hedge Activities (Continued)

  MV Partners one month after production, thus the cash received by the Trust during the quarter ended March 31, 2009 substantially represents the production by MV Partners from September 2008 through November 2008 and the cash received by the Trust during the quarter ended March 31, 2008 substantially represents the production by MV Partners from September 2007 through November 2007.

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

        As publicly reported, on July 22, 2008, SemCrude, L.P. ("SemCrude") and certain of its affiliates, including Eaglwing, L.P. ("Eaglwing"), filed voluntarily petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. SemCrude was a counterparty to some of MV Partners' fixed price swap contracts. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008, after which date further sales to Eaglwing were terminated. Payment for approximately $9.5 million of the June sales to Eaglwing was due by July 20, 2008, and payment for approximately $5.9 million of the July sales to Eaglwing was due by August 20, 2008. The specified dollar amounts are associated with all production from the underlying properties, and not just the 80% portion attributable to the net profits interest held by the Trust. Eaglwing has not paid the purchase price for any such purchases and there can be no assurance as to what dollar amount, if any, will be collected by MV Partners from Eaglwing, or the timing of any such collections.

        From July 18, 2008 until July 31, 2008, only minor amounts of crude oil production from the underlying properties were sold. On July 31, 2008, Vess Oil Corporation ("Vess Oil") and Murfin Drilling Company ("Murfin Drilling") recommenced general sales of production from the underlying properties, to several purchasers other than Eaglwing, including an affiliated purchaser, under short-term arrangements using market sensitive pricing. As of August 7, 2008, field operations at the underlying properties returned to substantially normal operations, although it took until mid-August

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Distributions to Unitholders (Continued)

before the marketing of crude oil production normalized to the sales process and volumes that existed prior to July 18, 2008.

        Because of the nonpayment by Eaglwing and the decreased sales during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the Trust with respect to the net profits interest relating thereto.

        The first quarterly distribution during 2009 was $ 0.08534252 per Trust unit and was made on January 26, 2009 to Trust unitholders owning Trust units as of January 15, 2009. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2008 through December 31, 2008. This distribution also included a reduction for 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from October 1, 2008 to December 31, 2008. This distribution reflects that there were sufficient net proceeds collected by MV Partners to cover the excess expenses and costs over revenues of an aggregate of $6,049,283 (with the Trust's 80% portion equal to $4,839,426) from the underlying properties for the three months ended September 30, 2008, plus interest of $49,753.

        The first quarterly distribution during 2008 was $0.63666998 per Trust unit and was made on January 25, 2008 to Trust unitholders owning Trust units as of January 15, 2008. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2007 through December 31, 2007. This distribution also included a reduction for 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from October 1, 2007 to December 31, 2007.

Note 8—Advance for Trust Expenses

        Under the terms of the Trust agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the quarter ended March 31, 2009, the Trustee repaid $250,000 borrowed in previous quarters. The Trust expense holdback in the first quarter of 2008 was not sufficient to pay the first quarter expenses, so the Trustee borrowed $150,000 from MV Partners to pay Trust expenses during the quarter ended March 31, 2008. The Trustee also repaid $30,000 borrowed in the previous quarter. Since the Trust is on the cash basis of accounting, a liability has not been recorded for this advance. Advances are shown as additions to Trust Corpus and repayments are shown as reductions to Trust Corpus.

Note 9—Subsequent Event

        The second quarterly distribution during 2009 was $0.41900285 per Trust unit and was made on April 27, 2009 to Trust unitholders owning Trust units as of April 15, 2009. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2009 through March 31, 2009. This distribution included 80% of all amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from January 1, 2009 to March 31, 2009.

Item 2.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The Trust's purpose is, in general, to hold the net profits interest and the assigned interest in the hedge contracts, to distribute to the Trust unitholders cash that the Trust receives in respect of the net profits interest and the assigned interest in the hedge contracts and to perform certain administrative functions in respect of the net profits interest and the Trust units. The Trust derives substantially all of its income and cash flows from the net profits interest and the hedge contracts.

Results of Operations for the Quarters Ended March 31, 2009 and 2008

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

        For the three months ended September 30, 2008, direct operating expenses and lease equipment and development costs from the underlying properties exceeded revenues from the underlying properties by an aggregate of $6,049,283 (with the Trust's 80% portion equal to $4,839,426). The deficiency is primarily attributable to the failure of Eaglwing to pay MV Partners the aggregate of approximately $15.5 million originally owing for Eaglwing's purchase of production during June 2008 and the first 18 days of July 2008 and a related decrease in sales of oil production in July and August 2008. Included in the amounts for the three-month period are payments to settle hedges totaling $12,758,898 for the three months ended September 30, 2008. No amounts were received to settle hedges for the three months ended September 30, 2008.

        The cash received by the Trust from MV Partners during the quarter ended March 31, 2009 substantially represents the production by MV Partners from September 2008 through November 2008. The cash received by the Trust during the quarter ended March 31, 2008 substantially represents the production by MV Partners from September 2007 through November 2007. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased $1,226,358 to $7,963,273 for the three months ended December 31, 2008 from $9,189,631 for the three months ended December 31, 2007. Included in these amounts are payments to settle hedges totaling $3,429,721 during the three months ended December 31, 2008 and $5,034,603 during the three months ended December 31, 2007. In addition, amounts received to settle hedges were $0 for the three months ended December 31, 2008 and $0 for the period ended December 31, 2007, which resulted in a total cash receipts over cash disbursements of $7,963,273 and $9,189,631, respectively. The Trust's net profits interest (80%) of these totals are $6,370,618 and $7,351,705, respectively. As a result of the $4,839,426 deficiency in the three months ended September 30, 2008, the payment made by MV Partners to the Trust during the quarter ended March 31, 2009 took into account the recovery of such $4,839,426, plus $49,753 in interest as contemplated by the conveyance creating the Trust's net profits interest, resulting in income from net profits interest and hedge activities of $1,481,439 and $7,351,705 for the quarter ended March 31, 2009 and March 31, 2008, respectively.

        The Trustee paid general and administrative expenses of $260,350 and $151,727 for the quarters ended March 31, 2009 and 2008, respectively. The distributable income for the quarter ended March 31, 2009 was $981,444, a decrease of $6,340,261 from a distributable income of $7,321,705 for the quarter ended March 31, 2008.

        The average price received for crude oil sold was $73.97 per Bbl and the average price received for natural gas sold was $5.34 per Mcf for the period from October 1, 2008 through December 31, 2008. The average price received for crude oil sold was $81.70 per Bbl and the average price received for natural gas sold was $4.55 per Mcf for the period from October 1, 2007 through December 31, 2007.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from October 1, 2008 through December 31, 2008 were 195,131 Bbls of oil, 17,898 Mcf of natural gas and 1,116 Bbls of natural gas liquids for a total equivalent barrels of oil of 198,840.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from October 1, 2007 through December 31, 2007 were 196,905 Bbls of oil, 21,689 Mcf of natural gas and 1,211 Bbls of natural gas liquids for a total equivalent barrels of oil of 201,307.

        As noted above, the amounts included in the accompanying financial statements for the Trust's quarter ended March 31, 2009 reflect cash received by the Trust during the quarter. Such cash is primarily derived from production by MV Partners from September 2008 through November 2008. MV Partners distributed cash to the Trust in April 2009 that will be reflected in the Trust's financial statements for the quarter ending June 30, 2009. The cash distributed to the Trust in April 2009 was primarily derived from production by MV Partners from December 2008 through February 2009. The discussion below relates to cash received by MV Partners during the quarters ended March 31, 2009 and 2008 and distributed to the Trust in April 2009 and 2008, respectively, which will be reflected in the Trust's financial statements for the quarter ended June 30, 2009.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased $4,698,431 to $2,988,731 for the period from January 1, 2009 through March 31, 2009 from $7,687,162 for the period from January 1, 2008 through March 31, 2008. In addition, amounts received to settle hedges increased $3,346,935 to $3,346,935 for the period from January 1, 2009 through March 31, 2009 from $0 for the period from January 1, 2008 through March 31, 2008, which resulted in total cash receipts over cash disbursements of $6,335,666 and $7,687,162, respectively, for the two periods. The Trust's net profits interest (80%) of these totals were $5,068,533 and $6,149,730, respectively, and was decreased by a repayment of an advance of $150,000 for the quarter ending June 30, 2008, resulting in income from net profits interest and hedge and other derivative activities of $5,068,533 and $5,999,730 for the quarters ending June 30, 2009 and 2008, respectively.

        The average price received for crude oil sold was $34.16 per Bbl while the average price received for natural gas sold was $3.53 per Mcf for the period from January 1, 2009 through March 31, 2009. The average price received for crude oil sold was $88.45 per Bbl while the average price received for natural gas sold was $5.47 per Mcf for the period from January 1, 2008 through March 31, 2008.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from January 1, 2009 through March 31, 2009 were 195,149 Bbls of oil, 18,535 Mcf of natural gas and 1,014 Bbls of natural gas liquids for a total equivalent barrels of oil of 198,897.

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

        The April 2008 distribution of net profits was also impacted by the duplication of hedged volumes in January 2008. January crude oil swap contracts in the notional volume of 45,000 barrels at a price of $62.99 settled in the first quarter of 2008. This volume was in addition to the notional volume of 61,167 barrels that had been scheduled as the average monthly notional volume for 2008. Given the NYMEX price contracts for January crude oil, the incremental hedged volumes resulted in an additional expense of $1,347,255, which reduced the cash available for distribution for the first quarter of 2008 by $1,077,804. This duplication of hedged volumes for January 2008 is a one-time event in the hedge and derivative contracts program and will not occur again for the duration of the Trust.

Liquidity and Capital Resources

        Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust's liabilities for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. The Trust expense holdback in the third quarter of 2008 was not sufficient to pay the third quarter expenses, so the Trust borrowed $100,000 from MV Partners to pay Trust expenses during the quarter ended September 30, 2008. The Trust borrowed an additional $150,000 from MV Partners during the quarter ended December 31, 2008. Both of these advances were repaid during the quarter ended March 31, 2009. The Trustee withheld an additional $250,000 as a reserve against future expenses during the quarter ended March 31, 2009.

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

        As noted above, Eaglwing purchased substantially all of the oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and subsequently filed bankruptcy. Because of the nonpayment by Eaglwing and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the Trust with respect to the net profits interest relating thereto. As a result, the scheduled quarterly distribution by the Trust in October 2008 was not made and the scheduled January 2009 distribution was substantially impacted. There was no impact from such nonpayment by Eaglwing on the April 2009 distribution.

Hedge Contracts

        The revenues derived from the underlying properties depend substantially on prevailing crude oil and, to a lesser extent, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the Trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that MV Partners can economically produce. MV Partners sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Under the required terms of a 2006 bank credit facility, MV Partners entered into hedge contracts to reduce the exposure of the revenues from oil production from the underlying properties from 2008 through 2010 to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase. The hedge contracts consist of fixed price swap contracts that have been placed with Union Bank of California and Bank of America, who MV Partners believes represent relatively low credit risks. MV Partners cannot provide assurance, however, that any of these trading counterparties will not become credit risks in the future. For 2009 and 2010, approximately 70% of the volumes subject to the swap contracts are under swap contracts with Union Bank of California; the remaining volumes subject to the swap contracts are under swap contracts with Bank of America.

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. From April 1, 2009 through December 31, 2010, MV Partners' crude oil price risk management positions in swap contracts are as follows:

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

        MV Partners has agreed to convey to the Trust 80% of all proceeds that it receives upon settlement of the hedge contracts. There are certain risks associated with this conveyance in the event that MV Partners becomes involved as a debtor in bankruptcy proceedings. See "Risk Factors—If the financial position of MV Partners degrades in the future, MV Partners may not be able to satisfy its obligations to the trust" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008. In addition, the aggregate amounts paid by MV Partners on settlement of the hedge contracts will be deducted from the gross proceeds available for payment to the Trust under the net profits interest. See "Business—Computation of Net Proceeds—Net Profits Interest" also contained in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008.

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

        Hedge contracts relating to 30,000 Bbls of oil per month were with SemCrude for each month during 2008. SemCrude owed MV Partners under the hedge contracts for the months of November and December 2008 because the average of the settlement price for each commodity business day in the contract month was below $60.70 and SemCrude did not pay such amounts due. MV Partners did not pay SemCrude approximately $480,717 under the terms of the hedge contract with SemCrude for October 2008, and instead filed a claim with SemCrude that netted the amounts due for SemCrude with the amount due by MV Partners, with a net payment due from SemCrude of approximately $16,000. There can be no assurance that MV Partners will collect any amounts owing from SemCrude under such contracts.

Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although MV Partners advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008, including under the section "Item 1A. Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The only assets of and sources of income to the Trust are cash and the net profits interest, which generally entitle the Trust to receive 80% of the net proceeds from oil and gas production from the underlying properties, and the Trust's interest in the hedge contracts, which generally entitle the Trust to receive 80% of any proceeds received by MV Partners from the settlement of certain hedges in existence on January 24, 2007. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. For more information regarding the hedge contracts, please see "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Hedge Contracts" in this Form 10-Q and "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Hedge Contracts" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008. Although the Trust may borrow money to pay expenses of the Trust, the amount of any such borrowings is unlikely to be material to the Trust. As a result, the Trust is not subject to any material interest rate market risk.

Item 4.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations promulgated by the SEC. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by MV Partners to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

        Due to the contractual arrangements of (i) the Trust Agreement and (ii) the conveyance of the net profits interest, the Trustee relies on (A) information provided by MV Partners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See Item 1A. Risk Factors "—The trust and the public trust unitholders have no voting or managerial rights with respect to MV Partners, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008, and "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008, for a description of certain risks relating to these arrangements and reliance on information when reported by MV Partners to the Trustee and recorded in the Trust's results of operations.

        Changes in Internal Control over Financial Reporting.    During the quarter ended March 31, 2009, there was no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        There have not been any material changes from the risk factors previously disclosed in the Trust's response to Item 1A. to Part 1 of its Form 10-K for the year ended December 31, 2008.

Item 6.    Exhibits.

        (Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)

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

Date: May 6, 2009

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