Form 10-Q
period 2009-06-30
MV Oil Trust
filed 2009-08-03
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number: 1-33219

MV OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-6554331 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip code)

1-800-852-1422
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of July 31, 2009, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

 PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Income from net profits interest and hedge activities	$5,068,533	$6,149,730	$6,549,972	$13,501,435
Net advances (net repayments) from (to) MV Partners	—	250,000	(250,000)	370,000
Cash on hand used for (withheld for) Trust expenses	(14,803)	152	(4,448)	1,878
General and administrative (includes $33,746 and $15,000 paid to MV Partners during the three months ended June 30, 2009 and 2008, respectively, and $33,746 and $15,000 during the six months ended June 30, 2009 and 2008, respectively)	(235,196)	(400,143)	(495,545)	(551,869)

Distributable income	$4,818,534	$5,999,739	$5,799,979	$13,321,444

Distributions per unit (11,500,000 units issued and outstanding)	$0.4190	$0.5217	$0.5043	$1.1584

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash	$22,080	$17,632
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(9,346,172)	(7,606,625)

Total Assets	$41,059,583	$42,794,682

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at June 30, 2009 and December 31, 2008	$41,059,583	$42,794,682

The accompanying notes are an integral part of these condensed financial statements.

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Trust corpus, beginning of period	$41,914,705	$45,317,927	$42,794,682	$46,200,057
Cash proceeds	5,068,533	6,149,730	6,549,972	13,501,435
Net advances (net repayments) from (to) MV Partners	—	250,000	(250,000)	370,000
Cash distributions	(4,818,534)	(5,999,739)	(5,799,979)	(13,321,444)
Trust expenses	(235,196)	(400,143)	(495,545)	(551,869)
Amortization of net profits interest	(869,925)	(827,401)	(1,739,547)	(1,707,805)

Trust corpus, end of period	$41,059,583	$44,490,374	$41,059,583	$44,490,374

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

        The net profits interest is passive in nature and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners' interest from the sale of production from the underlying properties. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (MMBoe) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust's 80% net profits interest), and the Trust will soon thereafter wind up its affairs and terminate.

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

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

Note 3—Trust Accounting Policies

        The Trust uses the cash basis of accounting to report Trust receipts of the term net profits interest, receipts under the hedge contracts and payments of expenses incurred. The term net profits interest is defined as revenues (oil, gas and natural gas liquid sales net of any payments made in connection with the settlement of the hedge contracts) less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment cost and lease development expenses (which are capitalized in financial statements prepared in accordance with generally accepted accounting principles) of the underlying properties multiplied by 80% (term net profits interest percentage). In addition, the Trust will be entitled to receive 80% of all payments received by MV Partners upon settlement of the hedge contracts. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust's net profits interest, which is on a cash basis of accounting. Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to MV Partners and out-of-pocket expenses, are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the investment in net profits interest is recorded on a unit-of-production method in the period in which the cash is received with respect to such production; therefore, a statement of cash flows is not presented. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus.

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

        In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes principles and standards related to the accounting for and

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Trust Accounting Policies (Continued)

disclosure of events that occur after the date of the balance sheet included in financial statements being presented, but before such financial statements are issued. SFAS 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date are not to be recognized in the financial statements under SFAS 165. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Trust adopted this standard effective as of June 30, 2009. The adoption of SFAS 165 did not have a material effect on the Trust's financial statements. Subsequent events were evaluated through August 3, 2009, the date that the financial statements were issued.

        No other new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2009 that would impact the financial statements of the Trust.

Note 4—Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Income from Net Profits Interest and Hedge Activities

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$2,988,731	$7,687,162	$10,952,004	$16,876,793
Amounts received to settle hedges	3,346,935	—	3,346,935	—

Total of cash receipts over cash disbursements	6,335,666	7,687,162	14,298,939	16,876,793
Times net profits interest over the term of the Trust	80%	80%	80%	80%

Income from net profits interest and hedge activities before deficiency recovery and reserve adjustments	5,068,533	6,149,730	11,439,151	13,501,435
Recovery of deficiency from fourth quarter 2008	—	—	(4,889,179)	—
MV Partners reserve for future capital expenditures(2)	—	—	—	—

Income from net profits interest and hedge activities(3)	$5,068,533	$6,149,730	$6,549,972	$13,501,435

(1)
Per terms of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Per terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. MV Partners did not withhold any dollar amounts during the six months ended June 30, 2009 or June 30, 2008. The reserve balance was $0.75 million at June 30, 2009 and 2008.

(3)
The income from net profits interest and hedge activities is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the Trust during the quarter ended June 30, 2009 substantially represents the production by MV Partners from December 2008 through February 2009 and the cash received by the Trust during the quarter ended June 30, 2008 substantially represents the production by MV Partners from December 2007 through February 2008. The cash received by the Trust during the six months ended June 30, 2009 substantially represents the production by MV Partners from September 2008 through February 2009 and the cash received by the Trust during the six months ended June 30, 2008 substantially represents the production by MV Partners from September 2007 through February 2008.

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

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Distributions to Unitholders (Continued)

        The first quarterly distribution during 2009 was $0.08534252 per Trust unit and was made on January 26, 2009 to Trust unitholders owning Trust units as of January 15, 2009. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2008 through December 31, 2008. This distribution also included a reduction for 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from October 1, 2008 to December 31, 2008. This distribution reflects that there were sufficient net proceeds collected by MV Partners to cover the excess expenses and costs over revenues of an aggregate of $6,049,283 (with the Trust's 80% portion equal to $4,839,426) from the underlying properties for the three months ended September 30, 2008, plus interest of $49,753.

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

Note 8—Advance for Trust Expenses

        Under the terms of the Trust Agreement, the Trustee is allowed to cause the Trust to borrow money to pay Trust expenses. During the quarter ended June 30, 2009, the Trust did not borrow any money, and there were no prior borrowings that had not been repaid. The Trust expense holdback in the second quarter 2008 was not sufficient to pay the second quarter expenses, so the Trust borrowed $400,000 from MV Partners to pay Trust expenses during the quarter ended June 30, 2008. Since the Trust is on the cash basis of accounting, a liability was not recorded for this advance in the quarter ended June 30, 2008. During the quarter ended June 30, 2008, the Trust also repaid the $150,000 borrowed in the first quarter of 2008. Advances are shown as additions to Trust Corpus and repayments are shown as reductions to Trust Corpus.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9—Subsequent Events

        The third quarterly distribution in 2009 was $0.46103699 per Trust unit and was made on July 24, 2009 to Trust unitholders owning Trust units as of July 15, 2009. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2009 through June 30, 2009. This distribution also included 80% of all amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from April 1, 2009 to June 30, 2009.

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

        For the three months ended September 30, 2008, direct operating expenses and lease equipment and development costs from the underlying properties exceeded revenues from the underlying properties by an aggregate of $6,049,283 (with the Trust's 80% portion equal to $4,839,426). The deficiency is primarily attributable to the failure of Eaglwing to pay MV Partners the aggregate of approximately $15.5 million originally owed for Eaglwing's purchase of production during June 2008 and the first 18 days of July 2008 and a related decrease in sales of oil production in July and August 2008. Included in the amounts for the three-month period are payments to settle hedges totaling $12,758,898 for the three months ended September 30, 2008. No amounts were received to settle hedges for the three months ended September 30, 2008.

Results of Operations for the Quarters Ended June 30, 2009 and 2008

        The cash received by the Trust during the quarter ended June 30, 2009 substantially represents the production by MV Partners from December 2008 through February 2009. The cash received by the Trust during the quarter ended June 30, 2008 substantially represents the production by MV Partners from December 2007 through February 2008. The revenues from oil production are typically received by MV Partners one month after production. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased $4,698,431 to $2,988,731 for the three months ended March 31, 2009 from $7,687,162 for the three months ended March 31, 2008. Included in these amounts are payments to settle hedges totaling $0 for the three months ended March 31, 2009 and $7,761,757 for the three months ended March 31, 2008. In addition, amounts received to settle hedges were $3,346,935 for the three months ended March 31, 2009 and $0 for the three months ended March 31, 2008, which resulted in a total cash receipts over cash disbursements of $6,335,666 and $7,687,162, respectively. The Trust's net profits interest (80%) of these totals were $5,068,533 and $6,149,730, respectively, resulting in income from net profits interest and hedge activities of $5,068,533 and $6,149,730 for the quarters ended June 30, 2009 and June 30, 2008, respectively. The decrease in such income in 2009 from 2008 is primarily attributable to higher realized prices for unhedged volumes of oil for the 2008 period as compared to the 2009 period.

        The Trustee paid general and administrative expenses of $235,196 and $400,143 for the quarters ended June 30, 2009 and 2008, respectively. The distributable income for the quarter ended June 30, 2009 was $4,818,534, a decrease of $1,181,205 from a distributable income of $5,999,739 for the quarter ended June 30, 2008.

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

        The April 2008 distribution of net profits was also impacted by the duplication of hedged volumes in January 2008. January crude oil swap contracts in the notional volume of 45,000 barrels at a price of $62.99 settled in the first quarter of 2008. This volume was in addition to the notional volume of 61,167 barrels that had been scheduled as the average monthly notional volume for 2008. Given the NYMEX price contracts for January crude oil, the incremental hedged volumes resulted in an additional expense of $1,347,255, which reduced the cash available for distribution for the first quarter of 2008 by $1,077,804. This duplication of hedged volumes for January 2008 is a one-time event in the hedge contracts program and will not occur again for the duration of the Trust.

        As noted above, the amounts reflected in the accompanying financial statements for the Trust's quarter ended June 30, 2009 reflect cash received by the Trust during the quarter. Such cash is primarily derived from production by MV Partners from December 2008 through February 2009. MV Partners distributed cash to the Trust in July 2009 that will be reflected in the Trust's financial statements for the quarter ended September 30, 2009. The cash distributed to the Trust in July 2009 is primarily derived from production by MV Partners from March 2009 through May 2009. The discussion below relates to cash received by MV Partners during the quarter ended June 30, 2009 and distributed to the Trust in July 2009, which will be reflected in the Trust's financial statements for the quarter ending September 30, 2009.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased $5,316,556 to $4,502,154 for the three months ended June 30, 2009 from $9,818,710 for the three months ended June 30, 2008. Included in these amounts are payments to settle hedges totaling $0 for the three months ended June 30, 2009 and $10,260,421 for the three months ended June 30, 2008. In addition, amounts received to settle hedges were $2,344,003 for the three months ended June 30, 2009 and $0 for the three months ended June 30, 2008, which resulted in a total cash receipts over cash disbursements of $6,846,157 and $9,818,710, respectively. The decrease in 2009 from 2008 is primarily attributable to higher realized prices for unhedged volumes of oil for the 2008 period compared to the 2009 period. The Trust's portion (80%) of these totals were $5,476,925 and $7,854,968, respectively, and were decreased by Trust holdback for future expenses of $175,000 for the quarter ending September 30, 2009 and a repayment of an advance of $400,000 for the quarter ended September 30, 2008, resulting in distributable income of $5,301,925 and $7,454,968 for the quarters ending September 30, 2009 and 2008, respectively.

        The average price received for crude oil sold was $45.59 per Bbl while the average price received for natural gas sold was $2.22 per Mcf for the period from April 1, 2009 through June 30, 2009. The average price received for crude oil sold was $109.31 per Bbl while the average price received for natural gas sold was $6.76 per Mcf for the period from April 1, 2008 through June 30, 2008.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the quarter ended June 30, 2009 were 185,801 Bbls of oil, 17,810 Mcf of natural gas and 1,082 Bbls of natural gas liquids for a total equivalent barrels of oil of 189,473.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the quarter ended June 30, 2008 were 196,711 Bbls of oil, 21,686 Mcf of natural gas and 944 Bbls of natural gas liquids for a total equivalent barrels of oil of 200,939.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

        As noted above, the revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the Trust during the six months ended June 30, 2009 substantially represents the production by MV Partners from September 2008 through February 2009 and the cash received by the Trust during the six months ended June 30, 2008 substantially represents the production by MV Partners from September 2007 through February 2008. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased $5,924,789 to $10,952,004 for the period from October 1, 2008 through March 31, 2009 from $16,876,793 for the period from October 1, 2007 through March 31, 2008. Included in these amounts are payments to settle hedges totaling $3,429,721 and $12,796,360, respectively. In addition, amounts received to settle hedges were $3,346,935 for the period from October 1, 2008 through March 31, 2009 and $0 for the period from October 1, 2007 through March 31, 2008, which resulted in a total cash receipts over cash disbursements of $14,298,939 and $16,876,793, respectively. The decrease for the period ended March 31, 2009 compared to the period ended March 31, 2008 is primarily attributable to higher realized prices for unhedged volumes of oil for the 2008 period compared to the 2009 period.

The Trust's portion (80%) of these totals were $11,439,151 and $13,501,435, respectively, with the 2009 result reduced by a recovery of deficiency from the fourth quarter of 2008 in the amount of $4,889,179 which included applicable interest of $49,753 during the six months ended June 30, 2009, resulting in the income from net profits interest and hedge activities of $6,549,972 for that period.

        The Trustee paid general and administrative expenses of $495,545 and $551,869 for the six months ended June 30, 2009 and 2008, respectively. The distributable income for the six months ended June 30, 2009 was $5,799,979, a decrease of $7,521,465 from a distributable income of $13,321,444 for the six months ended June 30, 2008.

        The average price received for crude oil sold was $54.06 per Bbl while the average price received for natural gas sold was $4.42 per Mcf for the period from October 1, 2008 through March 31, 2009. The average price received for crude oil sold was $84.97 per Bbl while the average price received for natural gas sold was $5.00 per Mcf for the period from October 1, 2007 through March 31, 2008.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the six months ended June 30, 2009 were 390,280 Bbls of oil, 36,434 Mcf of natural gas and 2,130 Bbls of natural gas liquids for a total equivalent barrels of oil of 397,737.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the six months ended June 30, 2008 were 382,017 Bbls of oil, 42,773 Mcf of natural gas and 2,061 Bbls of natural gas liquids for a total equivalent barrels of oil of 390,485.

        As noted above, the amounts reflected in the accompanying financial statements for the Trust's six month period ended June 30, 2009 reflect cash received by the Trust during such six month period. Such cash is primarily derived from production by MV Partners from September 2008 through February 2009. MV Partners distributed cash to the Trust in July 2009 that will be reflected in the Trust's financial statements for the nine months ending September 30, 2009. The cash distributed to the Trust in July 2009 is primarily derived from production of the underlying properties from March 2009 through May 2009. The discussion below relates to cash received by MV Partners during the six months ended June 30, 2009 and 2008 and distributed to the Trust in April and July 2009 and 2008, respectively.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased $10,014,987 to $7,490,885 for the six months ended June 30, 2009 from $17,505,872 for the six months ended June 30, 2008. Included in these amounts are payments to settle hedges totaling $0 and $18,022,179, respectively. In addition, amounts received to settle hedges increased $5,690,938 to $5,690,938 for the six months ended June 30, 2009 from $0 for the six months ended June 30, 2008, which resulted in total cash receipts over cash disbursements of $13,181,823 and $17,505,872, respectively. The Trust's portion (80%) of these totals were $10,545,458 and $14,004,698, respectively, which was decreased by a Trust holdback for future expenses of $425,000 for the six months ended June 30, 2009 and repayments of advances totaling $550,000 for the six months ended June 30, 2008, resulting in distributable income of $10,120,458 and $13,454,698 for the six months ended June 30, 2009 and 2008, respectively.

        The average price received for crude oil sold was $39.73 per Bbl while the average price received for natural gas sold was $2.89 per Mcf for the six months ended June 30, 2009. The average price received for crude oil sold was $99.20 per Bbl while the average price received for natural gas sold was $6.13 per Mcf for the six months ended June 30, 2008.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the six months ended June 30, 2009 were 380,950 Bbls of oil, 36,345 Mcf of natural gas and 2,097 Bbls of natural gas liquids for a total equivalent barrels of oil of 388,370.

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

        As noted above, Eaglwing purchased substantially all of the oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and subsequently filed bankruptcy. Because of the nonpayment by Eaglwing and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the Trust with respect to the net profits interest relating thereto. As a result, the scheduled quarterly distribution by the Trust in October 2008 was not made and the scheduled January 2009 distribution was substantially impacted. There was no impact from such nonpayment by Eaglwing on the April 2009 distribution or the July 2009 distribution.

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

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. From July 1, 2009 through December 31, 2010, MV Partners' crude oil price risk management positions in swap contracts are as follows:

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

Other Events

        As publicly reported, on July 22, 2008, SemCrude and certain of its affiliates, including Eaglwing, filed voluntarily petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008, after which date further sales to Eaglwing were terminated. As of the date of this Form 10-Q, Eaglwing has not yet paid the purchase price for such sales. At least a portion of such purchase price owed by Eaglwing may represent a secured claim in the bankruptcy process for the benefit of MV Partners. Recovery on the amounts owing from Eaglwing will depend on the bankruptcy process governing Eaglwing and its debtor affiliates. At this time, there can be no assurance as to the dollar amount, if any, that may be recovered or the timing of any such recovery.

        Hedge contracts relating to 30,000 Bbls of oil per month were with SemCrude for each month during 2008. SemCrude owed MV Partners under the hedge contracts for the months of November and December 2008 because the average of the settlement price for each commodity business day in the contract month was below $60.70 and SemCrude did not pay such amounts due. MV Partners did not pay SemCrude approximately $480,717 under the terms of the hedge contract with SemCrude for October 2008, and instead filed a claim with SemCrude that netted the amounts due from SemCrude with the amount due from MV Partners, resulting in a net payment due from SemCrude of approximately $16,000. There can be no assurance that MV Partners will collect any amounts owing from SemCrude under such contracts.

Note Regarding Forward Looking Statements

        This Form 10-Q includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements. Although MV Partners advised the Trust that they believe that the expectations reflected in the forward looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008, including under the section "Item 1A. Risk Factors". All subsequent written and oral forward looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

        Changes in Internal Control over Financial Reporting.    During the quarter ended June 30, 2009, there was no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        There have not been any material changes from the risk factors previously disclosed in the Trust's response to Item 1A. to Part 1 of its Form 10-K for the year ended December 31, 2008.

Item 6.    Exhibits.

        (Asterisk indicates exhibit previously filed with the SEC and incorporated herein by reference.)

Exhibit Number		Description
3.1*	—	Certificate of Trust of MV Oil Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on August 14, 2006 (Registration No. 333-136609))
3.2*	—	Amended and Restated Trust Agreement, dated January 24, 2007, among MV Partners, LLC, The Bank of New York Trust Company, N.A. and Wilmington Trust Company. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))
10.1*	—	Conveyance of Net Profits Interest, dated January 24, 2007, from MV Partners, LLC to The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))
10.2*	—	Administrative Services Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))
10.3*	—	Registration Rights Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))
10.4*	—	Assignment of Hedge Proceeds, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))
31	—	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	—	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MV OIL TRUST
By:	The Bank of New York Mellon Trust Company, N.A., as Trustee
By:	/s/ MIKE ULRICH Mike Ulrich Vice President

Date: August 3, 2009

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