Form 10-Q
period 2009-09-30
MV Oil Trust
filed 2009-11-04
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number: 1-33219

MV OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-6554331 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip code)

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

         As of October 30, 2009, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Income from net profits interest and hedge activities	$5,476,925	$7,854,968	$12,026,897	$21,356,403
Net advances (net repayments) from (to) MV Partners	—	(300,000)	(250,000)	70,000
Cash on hand used for (withheld for) Trust expenses	(107,134)	(1,008)	(111,582)	870
General and administrative (includes $0 and $19,848 paid to MV Partners during the three months ended September 30, 2009 and 2008, respectively, and $33,746 and $34,848 during the nine months ended September 30, 2009 and 2008, respectively)	(67,866)	(98,993)	(563,411)	(650,863)

Distributable income	$5,301,925	$7,454,967	$11,101,904	$20,776,410

Distributions per unit (11,500,000 units issued and outstanding)	$0.4610	$0.6483	$0.9654	$1.8066

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash	$129,214	$17,632
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(10,174,832)	(7,606,625)

Total Assets	$40,338,057	$42,794,682

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at September 30, 2009 and December 31, 2008	$40,338,057	$42,794,682

The accompanying notes are an integral part of these condensed financial statements.

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Trust corpus, beginning of period	$41,059,583	$44,490,374	$42,794,682	$46,200,057
Cash proceeds	5,476,925	7,854,968	12,026,897	21,356,403
Net advances (net repayments) from (to) MV Partners	—	(300,000)	(250,000)	70,000
Cash distributions	(5,301,925)	(7,454,967)	(11,101,904)	(20,776,410)
Trust expenses	(67,866)	(98,993)	(563,411)	(650,863)
Amortization of net profits interest	(828,660)	(878,842)	(2,568,207)	(2,586,647)

Trust corpus, end of period	$40,338,057	$43,612,540	$40,338,057	$43,612,540

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

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

        Investment in the net profits interest was recorded initially at the historical cost of MV Partners and is periodically assessed to determine whether its carrying amount has been impaired. The Trust will provide a write-down to its investment in the net profits interest to the extent that total capitalized costs, less accumulated depreciation, depletion and amortization, exceed undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties.

        In May 2009, the Financial Accounting Standards Board (FASB) issued what is codified as FASB ASC 855, Subsequent Events ("FASB ASC 855"). FASB ASC 855 establishes principles and standards

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Trust Accounting Policies (Continued)

related to the accounting for and disclosure of events that occur after the date of the balance sheet included in financial statements being presented, but before such financial statements are issued. FASB ASC 855 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date are not to be recognized in the financial statements under FASB ASC 855. FASB ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Trust adopted this standard effective as of June 30, 2009. The adoption of FASB ASC 855 did not have a material effect on the Trust's financial statements. Subsequent events were evaluated through November 4, 2009, the date that the financial statements were issued.

        No other new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2009 that would impact the financial statements of the Trust.

Note 4—Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Income from Net Profits Interest and Hedge Activities

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$4,502,154	$9,818,710	$15,454,159	$26,695,504
Amounts received to settle hedges	2,344,003	—	5,690,937	—

Total of cash receipts over cash disbursements	6,846,157	9,818,710	21,145,096	26,695,504
Times net profits interest over the term of the Trust	80%	80%	80%	80%

Income from net profits interest and hedge activities before deficiency recovery and reserve adjustments	5,476,925	7,854,968	16, 916,076	21,356,403
Recovery of deficiency from fourth quarter 2008	—	—	(4,889,179)	—
MV Partners reserve for future capital expenditures(2)	—	—	—	—

Income from net profits interest and hedge activities(3)	$5,476,925	$7,854,968	$12,026,897	$21,356,403

(1)
Per terms of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Per terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. MV Partners did not withhold any dollar amounts during the nine months ended September 30, 2009 or September 30, 2008. The reserve balance was $0.75 million at September 30, 2009 and 2008.

(3)
The income from net profits interest and hedge activities is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the Trust during the quarter ended September 30, 2009 substantially represents the production by MV Partners from March 2009 through May 2009 and the cash received by the Trust during the quarter ended September 30, 2008 substantially represents the production by MV Partners from March 2008 through May 2008. The cash received by the Trust during the nine months ended September 30, 2009 substantially represents the production by MV Partners from September 2008 through May 2009 and the cash received by the Trust during the nine months ended September 30, 2008 substantially represents the production by MV Partners from September 2007 through May 2008.

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

        On October 26, 2009, a bankruptcy judge approved the SemGroup Plan of Reorganization, allowing SemCrude and certain of its affiliates, including Eaglwing ("SemGroup"), to emerge from bankruptcy as early as November 2009. In connection with such approval, MV Partners understands that producers will recover a portion of their undisputed allowed claims against SemGroup. The amount recoverable by each producer depends on various factors, including the dates of sale to SemGroup. MV Partners further understands that, pursuant to such approved Plan of Reorganization, producers that sold oil and gas to SemGroup on and between July 2, 2008 and July 22, 2008 will receive 100% of their undisputed allowed claims and producers that sold oil and gas to SemGroup between June 1, 2008 and July 1, 2008 will receive a proportionate allocation of the remaining cash for the allowed secured producer claims. Although it is possible that a majority of the proceeds will be distributed to producers with undisputed allowed claims by the end of the year, MV Partners is uncertain as to what dollar amount will actually be collected, and the timing of any such collections. Any such collections will be treated as revenues for purposes of calculating the Trust's net profits interest in the quarter that such collections are received.

        From July 18, 2008 until July 31, 2008, only minor amounts of crude oil production from the underlying properties were sold. On July 31, 2008, Vess Oil Corporation ("Vess Oil") and Murfin

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Distributions to Unitholders (Continued)

Drilling Company ("Murfin Drilling") recommenced general sales of production from the underlying properties to several purchasers other than Eaglwing, including an affiliated purchaser, under short-term arrangements using market sensitive pricing. As of August 7, 2008, field operations at the underlying properties returned to substantially normal operations, although it took until mid-August before the marketing of crude oil production normalized to the sales process and volumes that existed prior to July 18, 2008.

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

        The third quarterly distribution during 2009 was $0.46103699 per Trust unit and was made on July 24, 2009 to Trust unitholders owning Trust units as of July 15, 2009. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2009 through June 30, 2009. This distribution also included 80% of all amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from April 1, 2009 to June 30, 2009.

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

        The third quarterly distribution during 2008 was $0.64825809 per Trust unit and was made on July 25, 2008 to Trust unitholders owning Trust units as of July 15, 2008. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2008 through June 30, 2008. This distribution also included 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from April 1, 2008 to June 30, 2008.

Note 8—Advance for Trust Expenses

        Under the terms of the Trust Agreement, the Trustee is allowed to cause the Trust to borrow money to pay Trust expenses. During the quarter ended September 30, 2009, the Trust did not borrow any money, and there were no prior borrowings that had not been repaid. The Trust expense holdback in the third quarter 2008 was not sufficient to pay the third quarter expenses, so the Trust borrowed $100,000 from MV Partners to pay Trust expenses during the quarter ended September 30, 2008. Since the Trust is on the cash basis of accounting, a liability was not recorded for this advance in the quarter ended September 30, 2008. During the quarter ended September 30, 2008, the Trust also repaid the $400,000 borrowed in the second quarter of 2008. Advances are shown as additions to Trust Corpus and repayments are shown as reductions to Trust Corpus.

Note 9—Subsequent Events

        The fourth quarterly distribution in 2009 was $0.595 per Trust unit and was made on October 23, 2009 to Trust unitholders owning Trust units as of October 15, 2009. Such distribution included the net proceeds of production collected by MV Partners from July 1, 2009 through September 30, 2009. This distribution also included 80% of all amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from July 1, 2009 to September 30, 2009.

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

        On October 26, 2009, a bankruptcy judge approved the SemGroup Plan of Reorganization, allowing SemGroup to emerge from bankruptcy as early as November 2009. In connection with such approval, MV Partners understands that producers will recover a portion of their undisputed allowed claims against SemGroup. The amount recoverable by each producer depends on various factors, including the dates of sale to SemGroup. MV Partners further understands that, pursuant to such approved Plan of Reorganization, producers that sold oil and gas to SemGroup on and between July 2, 2008 and July 22, 2008 will receive 100% of their undisputed allowed claims and producers that sold oil and gas to SemGroup between June 1, 2008 and July 1, 2008 will receive a proportionate allocation of the remaining cash for the allowed secured producer claims. Although it is possible that a majority of the proceeds will be distributed to producers with undisputed allowed claims by the end of the year, MV Partners is uncertain as to what dollar amount will actually be collected, and the timing of any such collections. Any such collections will be treated as revenues for purposes of calculating the Trust's net profits interest in the quarter that such collections are received. See "—Other Events."

Results of Operations for the Quarters Ended September 30, 2009 and 2008

        The cash received by the Trust during the quarter ended September 30, 2009 substantially represents the production by MV Partners from March 2009 through May 2009. The cash received by the Trust during the quarter ended September 30, 2008 substantially represents the production by MV Partners from March 2008 through May 2008. The revenues from oil production are typically received by MV Partners one month after production. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased

$5,316,556 to $4,502,154 for the three months ended June 30, 2009 from $9,818,710 for the three months ended June 30, 2008. Included in these amounts are payments to settle hedges totaling $0 for the three months ended June 30, 2009 and $10,260,421 for the three months ended June 30, 2008. In addition, amounts received to settle hedges were $2,344,003 for the three months ended June 30, 2009 and $0 for the three months ended June 30, 2008, which resulted in a total cash receipts over cash disbursements of $6,846,157 and $9,818,710, respectively. The Trust's net profits interest (80%) of these totals were $5,476,925 and $7,854,968, respectively, and were decreased by Trust holdback for future expenses of $175,000 for the quarter ending September 30, 2009 and a repayment of an advance of $400,000 for the quarter ended September 30, 2008, resulting in distributable income of $5,301,925 and $7,454,967 for the quarters ending September 30, 2009 and 2008, respectively. The decrease in such income in 2009 from 2008 is primarily attributable to higher realized prices for unhedged volumes of oil for the 2008 period as compared to the 2009 period.

        The Trustee paid general and administrative expenses of $67,866 and $98,993 for the quarters ended September 30, 2009 and 2008, respectively. The distributable income for the quarter ended September 30, 2009 was $5,301,925, a decrease of $2,153,042 from distributable income of $7,454,967 for the quarter ended September 30, 2008.

        The average price received for crude oil sold was $45.59 per Bbl while the average price received for natural gas sold was $2.22 per Mcf for the period from April 1, 2009 through June 30, 2009. The average price received for crude oil sold was $109.31 per Bbl while the average price received for natural gas sold was $6.76 per Mcf for the period from April 1, 2008 through June 30, 2008.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from April 1, 2009 through June 30, 2009 were 185,801 Bbls of oil, 17,810 Mcf of natural gas and 1,082 Bbls of natural gas liquids for a total equivalent barrels of oil of 189,473.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from April 1, 2008 through June 30, 2008 were 196,711 Bbls of oil, 21,686 Mcf of natural gas and 944 Bbls of natural gas liquids for a total equivalent barrels of oil of 200,939.

        As noted above, the amounts reflected in the accompanying financial statements for the Trust's quarter ended September 30, 2009 reflect cash received by the Trust during the quarter. Such cash is primarily derived from production by MV Partners from March 2009 through May 2009. MV Partners distributed cash to the Trust in October 2009 that will be reflected in the Trust's financial statements for the year ended December 31, 2009. The cash distributed to the Trust in October 2009 is primarily derived from production by MV Partners from June 2009 through August 2009. The discussion below relates to cash received by MV Partners during the quarter ended September 30, 2009 and distributed to the Trust in October 2009, which will be reflected in the Trust's financial statements for the year ending December 31, 2009.

        For the three months ended September 30, 2009, revenues exceeded direct operating expenses and lease equipment and development costs from the underlying properties by $8,622,973 (with the Trust's 80% portion equal to $6,898,380). For the three months ended September 30, 2008, direct operating expenses and lease equipment and development costs from the underlying properties exceeded revenues from the underlying properties by an aggregate of $6,049,283 (with the Trust's portion equal to $4,839,426). The $14,672,256 difference is primarily attributable to the failure of Eaglwing to pay

MV Partners the aggregate of approximately $15.5 million originally owing for Eaglwing's purchase of production during June and the first 18 days of July 2008 and a related decrease in sales of oil production during July and August 2008. See "—Other Events." Included in these amounts are payments to settle hedges totaling $486,749 for the three months ended September 30, 2009 and $12,758,898 for the three months ended September 30, 2008. In addition, amounts received to settle hedges were $124,288 for the three months ended September 30, 2009 and $0 for the three months ended September 30, 2008.

        The average price received for crude oil sold was $62.23 per Bbl while the average price received for natural gas sold was $2.30 per Mcf for the period from July 1, 2009 through September 30, 2009. The average price received for crude oil sold was $123.16 per Bbl while the average price received for natural gas sold was $9.15 per Mcf for the period from July 1, 2008 through September 30, 2008. As noted above, Eaglwing has not paid the purchase price for crude oil sold to it during June and the first 18 days of July 2008.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the quarter ended September 30, 2009 were 189,438 Bbls of oil, 16,054 Mcf of natural gas and 1,125 Bbls of natural gas liquids for a total equivalent barrels of oil of 192,844.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the quarter ended September 30, 2008 were 185,987 Bbls of oil, 22,185 Mcf of natural gas and 1,354 Bbls of natural gas liquids for a total equivalent barrels of oil of 190,565.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

        As noted above, the revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the Trust during the nine months ended September 30, 2009 substantially represents the production by MV Partners from September 2008 through May 2009 and the cash received by the Trust during the nine months ended September 30, 2008 substantially represents the production by MV Partners from September 2007 through May 2008. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased $11,241,345 to $15,454,159 for the period from October 1, 2008 through June 30, 2009 from $26,695,504 for the period from October 1, 2007 through June 30, 2008. Included in these amounts are payments to settle hedges totaling $3,429,721 and $23,056,782, respectively. In addition, amounts received to settle hedges were $5,690,937 for the period from October 1, 2008 through June 30, 2009 and $0 for the period from October 1, 2007 through June 30, 2008, which resulted in a total cash receipts over cash disbursements of $21,145,096 and $26,695,504, respectively. The decrease for the period ended September 30, 2009 compared to the period ended September 30, 2008 is primarily attributable to higher realized prices for unhedged volumes of oil for the 2008 period compared to the 2009 period. The Trust's portion (80%) of these totals were $16,916,076 and $21,356,403, respectively, with the 2009 result reduced by a recovery of deficiency from the fourth quarter of 2008 in the amount of $4,889,179 which included applicable interest of $49,753, resulting in the income from net profits interest and hedge activities of $12,026,897 for the nine months ended September 30, 2009.

        The Trustee paid general and administrative expenses of $563,411 and $650,863 for the nine months ended September 30, 2009 and 2008, respectively. The distributable income for the nine months ended September 30, 2009 was $11,101,904, a decrease of $9,674,506 from distributable income of $20,776,410 for the nine months ended September 30, 2008.

        The average price received for crude oil sold was $51.33 per Bbl while the average price received for natural gas sold was $3.70 per Mcf for the period from October 1, 2008 through June 30, 2009. The average price received for crude oil sold was $93.25 per Bbl while the average price received for natural gas sold was $5.59 per Mcf for the period from October 1, 2007 through June 30, 2008.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the nine months ended September 30, 2009 were 576,081 Bbls of oil, 54,243 Mcf of natural gas and 3,213 Bbls of natural gas liquids for a total equivalent barrels of oil of 587,210.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the nine months ended September 30, 2008 were 578,728 Bbls of oil, 64,459 Mcf of natural gas and 3,005 Bbls of natural gas liquids for a total equivalent barrels of oil of 591,424.

        As noted above, the amounts reflected in the accompanying financial statements for the Trust's nine month period ended September 30, 2009 reflect cash received by the Trust during such nine month period. Such cash is primarily derived from production by MV Partners from September 2008 through May 2009. MV Partners distributed cash to the Trust in October 2009 that will be reflected in the Trust's financial statements for the year ending December 31, 2009. The cash distributed to the Trust in October 2009 is primarily derived from production of the underlying properties from June 2009 through August 2009. The discussion below relates to cash received by MV Partners during the nine months ended September 30, 2009 and 2008 and distributed to the Trust in April, July and October 2009 and 2008, respectively.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $4,657,269 to $16,113,859 for the nine months ended September 30, 2009 from $11,456,590 for the nine months ended September 30, 2008. Included in these amounts are payments to settle hedges totaling $486,749 and $30,781,076, respectively. In addition, amounts received to settle hedges increased $5,815,225 to $5,815,225 for the nine months ended September 30, 2009 from $0 for the nine months ended September 30, 2008, which resulted in total cash receipts over cash disbursements of $21,929,084 and $11,456,590, respectively. The Trust's portion (80%) of these totals were $17,543,267 and $9,165,272, respectively, which was decreased by a Trust holdback for future expenses of $580,309 for the nine months ended September 30, 2009 and repayments of advances totaling $650,000 for the nine months ended September 30, 2008, resulting in distributable income of $16,962,958 and $8,515,272 for the nine months ended September 30, 2009 and 2008, respectively.

        The average price received for crude oil sold was $47.21 per Bbl while the average price received for natural gas sold was $2.71 per Mcf for the nine months ended September 30, 2009. The average price received for crude oil sold was $107.04 per Bbl while the average price received for natural gas sold was $7.16 per Mcf for the nine months ended September 30, 2008.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the nine months ended September 30, 2009 were 570,387 Bbls of oil, 52,398 Mcf of natural gas and 3,222 Bbls of natural gas liquids for a total equivalent barrels of oil of 581,214.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the nine months ended September 30, 2008 were 567,810 Bbls of oil, 64,955 Mcf of natural gas and 3,147 Bbls of natural gas liquids for a total equivalent barrels of oil of 580,682. As previously noted, Eaglwing has not paid the purchase price for the crude oil sold to it during June and the first 18 days of July 2008.

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

        As noted above, Eaglwing purchased substantially all of the oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and subsequently filed bankruptcy. Because of the nonpayment by Eaglwing and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the Trust with respect to the net profits interest relating thereto. As a result, the scheduled quarterly distribution by the Trust in October 2008 was not made and the scheduled January 2009 distribution was substantially impacted. There was no impact from such nonpayment by Eaglwing on the April, July, or October 2009 distributions.

        On October 26, 2009, a bankruptcy judge approved the SemGroup Plan of Reorganization, allowing SemGroup to emerge from bankruptcy as early as November 2009. In connection with such approval, MV Partners understands that producers will recover a portion of their undisputed allowed claims against SemGroup. The amount recoverable by each producer depends on various factors, including the dates of sale to SemGroup. MV Partners further understands that, pursuant to such approved Plan of Reorganization, producers that sold oil and gas to SemGroup on and between July 2, 2008 and July 22, 2008 will receive 100% of their undisputed allowed claims and producers that sold oil and gas to SemGroup between June 1, 2008 and July 1, 2008 will receive a proportionate allocation of the remaining cash for the allowed secured producer claims. Although it is possible that a majority of the proceeds will be distributed to producers with undisputed allowed claims by the end of the year, MV Partners is uncertain as to what dollar amount will actually be collected, and the timing of any such collections. Any such collections will be treated as revenues for purposes of calculating the Trust's net profits interest in the quarter that such collections are received.

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

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. From October 1, 2009 through December 31, 2010, MV Partners' crude oil price risk management positions in swap contracts are as follows:

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

        On October 26, 2009, a bankruptcy judge approved the SemGroup Plan of Reorganization, allowing SemGroup to emerge from bankruptcy as early as November 2009. In connection with such approval, MV Partners understands that producers will recover a portion of their undisputed allowed claims against SemGroup. The amount recoverable by each producer depends on various factors, including the dates of sale to SemGroup. MV Partners further understands that, pursuant to such approved Plan of Reorganization, producers that sold oil and gas to SemGroup on and between July 2, 2008 and July 22, 2008 will receive 100% of their undisputed allowed claims and producers that sold oil and gas to SemGroup between June 1, 2008 and July 1, 2008 will receive a proportionate allocation of the remaining cash for the allowed secured producer claims. Although it is possible that a majority of the proceeds will be distributed to producers with undisputed allowed claims by the end of the year, MV Partners is uncertain as to what dollar amount will actually be collected, and the timing of any such collections. Any such collections will be treated as revenues for purposes of calculating the Trust's net profits interest in the quarter that such collections are received.

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

        On August 7, 2008, MV Partners closed on two separate credit facilities providing an aggregate of $9 million of funding capacity for general corporate purposes. The first credit facility consisted of a new $6 million secured revolving line of credit pursuant to an amended and restated credit agreement with MV Partners' bank group. The second credit facility consisted of a new unsecured loan in an aggregate principal amount of $3 million from indirect equity owners of MV Partners. Both credit facilities terminated in August 2009 and no amounts are owing thereunder.

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

        Changes in Internal Control over Financial Reporting.    During the quarter ended September 30, 2009, there was no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

Date: November 4, 2009

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