Form 10-K
period 2009-12-31
MV Oil Trust
filed 2010-03-16
CIK 1371782

Use these links to rapidly review the document

Item 9B. Other Information.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the 8,625,000 Units of Beneficial Interest in MV Oil Trust held by non-affiliates of the registrant, computed using the closing sales price of $14.44 on June 30, 2009, was approximately $124,545,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 12, 2010, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

Documents Incorporated By Reference: None

ii

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, which we refer to as the "Form 10-K," contains forward-looking statements about MV Partners, LLC, which we refer to herein as "MV Partners," and MV Oil Trust, which we refer to herein as the "trust," that are subject to risks and uncertainties and that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the "Exchange Act". All statements other than statements of historical fact included in this document, including, without limitation, statements under "Business" and "Risk Factors" regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of MV Partners and the trust, are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Forward-looking statements are subject to risks and uncertainties and include statements pertaining to future development activities and costs and other statements in this Form 10-K that are prospective and constitute forward-looking statements.

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

        Completion—The installation of permanent equipment for the production of oil or natural gas, or, in the case of a dry well, the reporting to the appropriate authority that the well has been abandoned.

        Developed Acreage—The number of acres that are allocated or assignable to productive wells or wells capable of production.

        Development Well—A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

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

        Field—An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field that are separated vertically by intervening impervious, strata, or laterally by local geologic barriers, or by both. Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field. The geological terms structural feature and stratigraphic condition are intended to identify localized geological features as opposed to the broader terms of basins, trends, provinces, plays, areas-of-interest, etc.

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

        NGLs—Natural gas liquids.

        Plugging and Abandonment—Activities to remove production equipment and seal off a well at the end of a well's economic life.

        Proved Developed Non-Producing Reserves—Proved developed reserves expected to be recovered from zones behind casing in existing wells.

        Proved Developed Oil and Gas Reserves—Proved Oil and Gas Reserves that can be expected to be recovered:

  (A)
  through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and

  (B)
  through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

        Proved Developed Producing Reserves—Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production to market.

        Proved Oil and Gas Reserves—Under rules of the Securities and Exchange Commission for fiscal years ending on or after December 31, 2009, proved oil and gas reserves are defined as those quantities of oil and gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

  (A)
  The area of a reservoir considered as proved includes: (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

  (B)
  In the absence of data on fluid contacts, proved quantities in the reservoir are limited by the lowest known hydrocarbons, as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

  (C)
  Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

  (D)
  Reserves that can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities.

  (E)
  Existing economic conditions include prices and costs at which economic producibility from a reservoir is determined. The price is the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

        Under rules of the Securities and Exchange Commission for fiscal years ending prior to December 31, 2009, proved oil and gas reserves are defined as estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

  (A)
  Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (i) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (ii) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

  (B)
  Reserves that can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the proved classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

  (C)
  Estimates of proved reserves do not include the following: (i) Oil that may become available from known reservoirs but is classified separately as indicated additional reserves; (ii) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (iii) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (iv) crude oil, natural gas, and natural gas liquids that may be recovered from oil shales, coal, gilsonite and other such sources.

        Proved Undeveloped Oil and Gas Reserves—Proved Oil and Gas Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

  (A)
  Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.

  (B)
  Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.

  (C)
  Under no circumstances are estimates for undeveloped reserves to be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology establishing reasonable certainty.

        PV-10—The present value of estimated future net revenues using a discount rate of 10% per annum.

        Recompletion—The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.

        Reservoir—A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

        Standardized Measure of Discounted Future Net Cash Flows—Also referred to herein as "standardized measure." It is the present value of estimated future net revenues computed by discounting estimated future net revenues at a rate of 10% annually.

        The Financial Accounting Standards Board requires disclosure of standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities per accounting literature for extractive activities—oil and gas, as follows:

          A standardized measure of discounted future net cash flows relating to an enterprise's interests in (a) proved oil and gas reserves and (b) oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the enterprise participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves shall be disclosed as of the end of the year. The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes. The following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed:

            a.     Future cash inflows. These shall be computed by applying year-end prices for 2007 and 2008 and the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2009 of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

 PART I

Item 1.    Business.

General

        MV Oil Trust, which we refer to as the "trust," was formed in August 2006, by MV Partners, LLC, which we refer to as "MV Partners." Much of the information disclosed herein has been provided to the trust by MV Partners, including information associated with the underlying properties such as production and well counts, major producing areas, customer relationships, competition, marketing and post-production services, and certain information on which reserve data is based.

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

        As of December 31, 2006, the trust had no assets other than $1,000 cash and had conducted no operations other than in connection with the initial public offering of the units of beneficial interest in the trust, which are referred to herein as the "trust units." On January 24, 2007, MV Partners and the trust completed the initial public offering of trust units. In connection with the completion of the initial public offering of trust units, on January 24, 2007, MV Partners conveyed a term net profits interest to the trust that represents the right to receive 80% of the net proceeds (calculated as described below) from all of MV Partners' interests in oil and natural gas properties as of January 24, 2007, which is referred to herein as the "net profits interest." These properties are located in the Mid-Continent region in the States of Kansas and Colorado. MV Partners' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of January 24, 2007, is referred to herein as the "underlying properties." As of December 31, 2009, the underlying properties produced predominantly oil from approximately 1,000 wells, and the projected reserve life of the underlying properties was in excess of 50 years. Based on the summary prepared by Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, which we refer to as "CG&A", of its reserve report as of December 31, 2009 for the trust, which is summarized herein under "—Description of the Underlying Properties—Reserves" and is referred to herein as the "reserve report," the net profits interest would entitle the trust to receive net proceeds from the sale of production of not less than 11.5 MMBoe of proved reserves during the term of the trust, calculated as 80% of the proved reserves attributable to the underlying properties expected to be produced during the term of the trust. Of these reserves, approximately 84% were classified as proved developed producing reserves as of December 31, 2009. Production from the underlying properties for the year ended December 31, 2009 was approximately 98% oil and approximately 2% natural gas and natural gas liquids. The underlying properties are all located in mature fields that are characterized by long production histories and numerous additional development opportunities to help reduce the natural decline in production from the underlying properties.

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

        Net proceeds payable to the trust depend upon production quantities, sales prices of oil, natural gas and natural gas liquids, and costs to develop and produce the oil, natural gas and natural gas liquids. If at any time costs should exceed gross proceeds, neither the trust nor the trust unitholders would be liable for the excess costs; the trust, however, would not receive any net proceeds until future net proceeds exceed the total amount of those excess costs, plus interest at the prime rate.

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

        The trust was created to acquire and hold the net profits interest for the benefit of the trust unitholders. The net profits interest is passive in nature and neither the trust nor the trustee has any control over or responsibility for costs relating to the operation of the properties comprising the underlying properties. The business and affairs of the trust are managed by the trustee, and MV Partners and its affiliates have no ability to manage or influence the operations of the trust. The properties comprising the underlying properties for which MV Partners is designated as the operator are currently operated on a contract operator basis by Vess Oil Corporation, which we refer to as "Vess Oil," and Murfin Drilling Company, Inc., which we refer to as "Murfin Drilling," each of which is an affiliate of MV Energy, LLC, which we refer to as "MV Energy," the sole manager of MV Partners. MV Partners does not as a matter of course make public projections as to future sales, earnings or other results relating to the underlying properties.

Description of the Trust Units

        Each trust unit is a unit of the beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 11,500,000 trust units outstanding as of March 12, 2010.

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

        As publicly reported, on July 22, 2008, SemCrude, L.P., which we refer to as "SemCrude," and certain of its affiliates, including Eaglwing, L.P., which we refer to as "Eaglwing," filed voluntarily petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. SemCrude was a counterparty to some of MV Partners' fixed price swap contracts. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008, after which date further sales to Eaglwing were terminated. Payment for approximately $9.5 million of the June sales to Eaglwing was due by July 20, 2008, and payment for approximately $5.9 million of the July sales to Eaglwing was due by August 20, 2008. The specified dollar amounts are associated with all production from the underlying properties, and not just the 80% portion attributable to the net profits interest held by the trust.

        On October 28, 2009, a bankruptcy judge confirmed the SemGroup Fourth Amended Plan of Reorganization, which we refer to as the "Plan." Under the Plan, producers are to recover a portion of their undisputed allowed claims against SemCrude and certain of its affiliates, including Eaglwing, which we refer to collectively as, the "SemGroup." The amount recoverable by each producer depends on various factors, including the dates of sale to the SemGroup. Pursuant to the Plan, producers that sold oil and gas to the SemGroup on and between July 2, 2008 and July 22, 2008, which we refer to as the "July Sales," are to receive 100% of their undisputed allowed claims and producers that sold oil and gas to the SemGroup between June 1, 2008 and July 1, 2008 are to receive a proportionate allocation of the remaining cash for the allowed secured producer claims.

        On December 1, 2009, the SemGroup filed with the bankruptcy court a verification that the conditions had been met for the Plan to become effective and that the settlement with producers proposed in the Plan would be funded, and in connection therewith, emerged from bankruptcy. The Plan acknowledges that there may be disagreement between the SemGroup and the various producers as to the amount to be paid for July Sales. The Plan requires producers to work with the court-approved producer representative to resolve any discrepancy between the amount of any claim for July Sales filed by the producer and the amount that the SemGroup listed in its disclosure schedules to the Plan. Vess Oil and Murfin Drilling, as operators of the underlying properties, have agreed with the bankruptcy court as to the amount of settlement due for the July Sales associated with the underlying properties. Although a settlement has been reached, it is currently estimated the earliest the SemGroup will be able to forward a payment to interest owners, inclusive of MV Partners, for the claims for July Sales will be towards the end of the first quarter or during the second quarter of 2010; however, there can be no assurance as to the timing of the actual payment. The proceeds from the sale of oil volumes of MV Partners during June 2008 are still pending the outcome of the bankruptcy proceedings. Any such collections will be treated as revenues for purposes of calculating the trust's net profits interest in the quarter that such collections are received.

        From July 18, 2008 until July 31, 2008, only minor amounts of crude oil production from the underlying properties were sold. On July 31, 2008, Vess Oil and Murfin Drilling recommenced general sales of production from the underlying properties to several purchasers other than Eaglwing, including an affiliated purchaser, under short-term arrangements using market sensitive pricing. As of August 7, 2008, field operations at the underlying properties returned to substantially normal operations, although it took until mid-August before the marketing of crude oil production normalized to the sales process and volumes that existed prior to July 18, 2008.

        As discussed above, Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008 and subsequently filed for bankruptcy. Eaglwing still has not paid the purchase price for such purchases. Because of Eaglwing's bankruptcy and failure to pay for such production, the trust did not make a fourth quarterly distribution in October 2008 and the first quarterly distribution in January 2009 was substantially impacted. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations."

Periodic Reports

        The trustee files all required trust federal and state income tax and information returns. The trustee prepares and provides the tax information that trust unitholders need to correctly report their share of the income and deductions of the trust. The trustee also causes to be prepared and filed reports required to be filed under the Exchange Act and by the rules of any securities exchange or quotation system on which the trust units are listed or admitted to trading, and also causes the trust to comply with the provisions of the Sarbanes-Oxley Act, including but not limited to, by establishing, evaluating and maintaining a system of internal controls over financial reporting in compliance with the requirements of Section 404 thereof.

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

  •
  the holders of a majority of the outstanding trust units vote in favor of dissolution; or

  •
  there is a judicial dissolution of the trust.

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

        During each twelve-month period beginning on the later to occur of (1) June 30, 2023 and (2) the time when 13.2 MMBoe have been produced from the underlying properties and sold (which is the equivalent of 10.6 MMBoe in respect of the net profits interest), which we refer to, in either case, as the "Capital Expenditure Limitation Date", the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for such twelve-month period may not exceed the Average Annual Capital Expenditure Amount. The "Average Annual Capital Expenditure Amount" means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three twelve-month periods ending on the Capital Expenditure Limitation Date, divided by (y) three. Commencing on the Capital Expenditure Limitation Date, and each anniversary of the Capital Expenditure Limitation Date thereafter, the Average Annual Capital Expenditure Amount will be increased by 2.5% to account for expected increased costs due to inflation.

        As is customary in the oil and natural gas industry, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $2.7 million in 2009, $2.5 million in 2008 and $2.3 million in 2007 for all of the properties comprising the underlying properties for which MV Partners was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

        In the event that the net proceeds for any computation period is a negative amount, the trust will receive no payment for that period, and any such negative amount plus accrued interest at the prime rate will be deducted from gross proceeds in the following computation period for purposes of determining the net proceeds for that following computation period.

        Gross proceeds and net proceeds are calculated on a cash receipts and cash disbursements basis.

Hedge Contracts

        MV Partners has entered into certain hedge contracts related to the oil production from the underlying properties for the year 2010. For the year 2010, MV Partners has entered into swap contracts at prices ranging from $63 to $69 per barrel of oil that hedge approximately 70% of expected production from the underlying properties that are classified as proved developed producing in the reserve report as of December 31, 2009. MV Partners has assigned to the trust the right to receive 80% of all payments payable to MV Partners from hedge contract counterparties upon monthly settlements of the hedge contracts. Furthermore, MV Partners has not entered into any hedge contracts relating to oil volumes expected to be produced after 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust. From January 1, 2010 through December 31, 2010, MV Partners' crude oil price risk management positions in fixed price swap contracts cover 637,800 Bbls of oil at a weighted average price per Bbl of $65.03.

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

Federal Income Tax Matters

        The following is a summary of certain U.S. federal income tax matters that may be relevant to trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the "Code," existing and proposed Treasury regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. No attempt has been made in the following summary to comment on all U.S. federal income tax matters affecting the trust or the trust unitholders.

        The summary is limited to trust unitholders who are individual citizens or residents of the United States. Accordingly, the following summary has limited application to domestic corporations and persons subject to specialized federal income tax treatment such as, without limitation, tax-exempt organizations, regulated investment companies, insurance companies and foreign persons or entities. Each trust unitholder should consult his own tax advisor with respect to his particular circumstances.

        Tax counsel to the trust advised the trust at the time of formation that, for federal income tax purposes, in its opinion the trust will be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS with respect to the federal income tax treatment of the trust, including as to the status of the trust as a grantor trust for such purposes. Thus, no assurance can be provided that the tax treatment of the trust would be sustained by a court if contested by the IRS or another tax authority. The remainder of the discussion below is based on tax counsel's opinion, at the time of formation, that the trust will be classified as a grantor trust for federal income tax purposes. As a grantor trust, the trust will not be subject to federal income tax at the trust level. Rather, each trust unitholder will be considered for federal income tax purposes to own its proportionate share of the trust's assets directly as though no trust were in existence. The income of the trust is deemed to be received or accrued by the trust unitholder at the time such income is received or accrued by the trust, rather than when distributed by the trust. Each trust unitholder will be subject to tax on its proportionate share of the income and gain attributable to the assets of the trust and will be entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the trust, subject to applicable limitations, in accordance with the trust unitholder's tax method of accounting and without regard to the taxable year or accounting method employed by the trust.

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

Widely Held Fixed Investment Trust Reporting Information

        The trustee assumes that some trust units are held by a middleman, as such term is broadly defined in Treasury regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the trust that will provide tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the trust as a WHFIT.

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2009 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at www.businesswire.com/cnn/mvo.htm.

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

Reserves

        The engineering departments of each of Vess Oil and Murfin Drilling, who together manage MV Partners and operate the underlying properties, maintain oversight and compliance responsibility for the internal reserve estimate process and, in accordance with internal policies and procedures, provide appropriate data to independent third party engineers for the annual estimation of year-end reserves. These engineering departments accumulate historical production data for the underlying properties, calculate historical lease operating expenses and differentials, update working interests and net revenue interests, and obtain logs, 3-D seismic and other geological and geophysical information from the engineering department of MV Partners. This data is forwarded to CG&A, thereby allowing CG&A to prepare estimated proved reserves in their entirety based on such data.

        Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2006, 2007, 2008 and 2009 are based on reports of CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A's preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 18 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).

        In December 2008, the SEC released the final rule for "Modernization of Oil and Gas Reporting." The new rule requires disclosure of oil and gas proved reserves by significant geographic area, using the 12-month average beginning-of-month price for the year, rather than year-end prices, and allows the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. In addition, companies are required to report on the independence and qualifications of its reserves preparer or auditor, and file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit. Reserve and related information for 2009 is presented consistent with the requirements of the new rule. The new rule does not allow prior-year reserve information to be restated, so all information related to periods prior to 2009 is presented consistent with prior SEC rules for the estimation of proved reserves.

        The discounted estimated future net revenues presented below were prepared using assumptions required by the SEC. Except to the extent otherwise described below, these assumptions include the use of prices for oil, natural gas and natural gas liquids for the reserve report dated December 31, 2009, of $53.96 per Bbl of oil, $3.51 per Mcf of natural gas and $33.87 per Bbl of natural gas liquids, net of pricing differentials, as well as costs for estimated future development and production expenditures to produce the proved reserves as of December 31, 2009. Because oil, natural gas and natural gas liquid prices are influenced by many factors, use of average prices for the reserve report dated December 31, 2009, as required by the SEC, may not be the most accurate basis for estimating future revenues of reserve data. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal or state income taxes with respect to the future net cash flows attributable to the underlying properties because future net revenues are not subject to taxation at the trust level.

        Proved Reserves of MV Oil Trust.    The following table sets forth, as of December 31, 2009, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Oil equivalents (MBoe)
Proved Developed	7,397	582	31	7,514
Proved Undeveloped	1,286	—	—	1,286
Total Proved	8,683	582	31	8,800

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

        The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.

	MV Oil Trust
	Oil (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2006(1)	11,076	923	70	11,275
Revisions, extensions, discoveries and additions	(119)	(16)	(21)	(135)
Production	(787)	(80)	(4)	(803)

Balance, December 31, 2007	10,170	827	45	10,337
Revisions, extensions, discoveries and additions	(48)	101	(7)	(36)
Production	(770)	(81)	(4)	(786)

Balance, December 31, 2008	9,352	847	34	9,515
Revisions, extensions, discoveries and additions	87	(196)	1	55
Production	(756)	(69)	(4)	(770)

Balance, December 31, 2009	8,683	582	31	8,800

Proved Developed Reserves:
Balance, December 31, 2006	9,555	923	70	9,755
Balance, December 31, 2007	8,730	827	45	8,897
Balance, December 31, 2008	7,998	847	34	8,161
Balance, December 31, 2009	7,397	582	31	7,514
Proved Undeveloped Reserves:
Balance, December 31, 2006	1,521	—	—	1,521
Balance, December 31, 2007	1,440	—	—	1,440
Balance, December 31, 2008	1,354	—	—	1,354
Balance, December 31, 2009	1,286	—	—	1,286

(1)
The conveyance of the net profits interest took place on January 24, 2007, however the reserves are presented as of December 31, 2006. The trust also received revenue associated with the production for the months of July through December 2006.

        The reserves above represent the trust's 80% net profits interest in the underlying properties for the remainder of the term of the trust.

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2009 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2009 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	9,153.3	92.7	1,607.8	10,854.0
Gas (MMcf)	590.0	137.3	0.0	727.3
NGL (MBbl)	39.0	0.0	0.0	39.0
Revenue
Oil	$494,003.6	$5,013.8	$86,706.4	$585,723.8
Gas	2,163.1	387.9	0.0	2,551.1
NGL	1,319.2	0.0	0.0	1,319.2
Severance Taxes	2,988.4	244.1	3,824.1	7,056.6
Ad Valorem Taxes	14,885.0	157.0	2,594.1	17,636.1
Operating Expenses	169,350.3	1,379.0	16,568.0	187,297.2
Workover Expenses	12,767.8	0.0	0.0	12,767.8
COPAS	34,191.4	148.2	1,769.8	36,109.3
Investments	0.0	1,139.0	14,915.0	16,054.0
80% NPI Net Operating Income(1)	$210,642.5	$1,867.5	$37,628.4	$250,138.4
80% Net Profits Interest (NPI)(2)	$126,060.5	$937.6	$19,867.8	$146,865.9

(1)
Before interest and taxes.

(2)
Discounted at 10%.

        The net profits interest entitles the trust to receive 80% of the net proceeds attributable to MV Partners' interest from the sale of production from the underlying properties. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold, and the trust will soon thereafter wind up its affairs and terminate. For the reserve report, CG&A estimated that the trust would terminate June 30, 2026 based on the calculation that 14.4 MMBoe would have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) prior to this date.

        Oil and gas prices were adjusted to a WTI Cushing oil price of $61.18 per Bbl and a Henry Hub natural gas price of $3.833 per MMbtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2009. The price adjustments were based on oil price differentials forecast at -$7.25 per Bbl for all properties. Oil price differentials were not escalated. Gas and NGL price differentials were forecast on a per property basis as provided by MV Partners and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by MV Partners. Workover expenses were forecast at

$92.00 per month per net well for all producing properties. Expenses and investments were held constant in accordance with SEC rules and guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue, except for those Kansas producing properties that are severance tax exempt. Ad valorem taxes of 3.0% of total revenue were applied to each property as provided by MV Partners. Oil and gas conservation tax rates were applied to all Kansas properties at the applicable rates.

        The estimates of proved oil and natural gas reserves attributable to the underlying properties are based on estimates prepared by CG&A. Rules and guidelines established by the SEC regarding the present value of future net revenues were used to prepare these reserve estimates. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and estimates of other engineers might differ materially from those included in the report. The accuracy of any reserve estimate is a function of the quality of available data and engineering, and estimates may justify revisions based on the results of drilling, testing, and production activities. Accordingly, reserve estimates are inherently imprecise and should not be construed as representing the actual quantities of future production or cash flows to be realized from oil and natural gas properties or the fair market value of such properties.

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

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and eastern Colorado. The following is a summary of the approximate acreage of the underlying properties at December 31, 2009.

	Gross	Net
	(acres)
Developed Acreage:
El Dorado Area	15,405	15,393
Northwest Kansas Area	11,885	11,840
Other	20,350	16,649

Total	47,640	43,882

Undeveloped Acreage:
El Dorado Area	—	—
Northwest Kansas Area	—	—
Other	—	—

Total	—	—

        The following is a summary of the producing wells on the underlying properties as of December 31, 2009:

	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	933	914	65	9	998	923
Natural gas	5	4	1	—	6	4

Total	938	918	66	9	1,004	927

        The following is a summary of the number of developmental wells drilled by MV Partners on the underlying properties during the last three years. MV Partners did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2007		2008		2009
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	12	12	11	11	11	11
Natural gas wells	—	—	—	—	—	—
Non-productive	4	3	—	—	—	—

Total	16	15	11	11	11	11

        During the years ended December 31, 2007, 2008 and 2009, MV Partners drilled, completed and commenced production with respect to 12, 11 and 11 wells, respectively, on the underlying properties. As of December 31, 2009, no wells were being drilled. Capital expenditures associated with proved undeveloped reserves for the year ended December 31, 2009, were $1.96 million. MV Partners continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program."

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Sales volumes for natural gas liquids during the periods presented were not significant. Average prices do not include the effect of hedge and other derivative activity.

	Year Ended December 31,
	2007	2008	2009
Sales prices:
Oil (per Bbl)	$66.96	$94.88	$54.82
Natural gas (per Mcf)	$5.58	$6.44	$2.80
Lease operating expense (per Boe)	$12.74	$15.26	$14.49
Lease maintenance (per Boe)	$1.94	$1.59	$1.49
Lease overhead (per Boe)	$2.39	$2.69	$2.87
Production and property taxes (per Boe)	$2.42	$3.25	$2.28

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

        Vess Oil has maintained constant activity in these fields to increase production. Vess Oil plans to drill additional infill developmental wells in the Arbuckle, Lansing-Kansas City, Simpson and Whitecloud intervals in the El Dorado area during the next five years. Vess Oil also plans to maintain its annual recompletion and workover program over the next five years. Vess Oil has commenced a waterflood program to enhance production from the Whitecloud formation. Vess Oil completed four active injection wells in 2008 and plans to convert additional wells as the infill developmental drilling program proceeds.

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

        Both Vess Oil and Murfin Drilling have pursued polymer treatment programs with success in the Bemis-Shutts Field and plan to continue these workovers. MV Partners has continued to acquire 3-D seismic surveys over portions of the field to further define the boundaries of the Arbuckle structure in the field and to evaluate undrilled infill locations. This data is processed as received and currently there are over 17 potential infill drilling locations that have been identified. MV Partners plans to drill these locations over the next five years.

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

        The Hansen and Ray Fields consist of over 7,000 acres in Philips and Norton Counties, Kansas.

        Murfin Drilling operates the leases held by MV Partners in the Trapp, Hansen and Ray Fields. Murfin Drilling has informed the trustee that it plans to drill and workover and recomplete additional wells, including acid stimulations, over the next five years.

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

        During the year ended December 31, 2007 and the first seven months of 2008, MV Partners sold all of its oil production to third-party crude oil purchasers, including to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas, at market prices. A substantial portion of the crude oil produced from the underlying properties was sold to Eaglwing. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008, after which date further sales to Eaglwing were terminated. On July 22, 2008, SemCrude and certain of its affiliates, including Eaglwing, filed voluntarily petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The members of MV Energy and certain members of MV Partners' other member, VAP-I, LLC, including each of Messrs. Vess and Murfin, own minority interests in Eaglwing and SemCrude.

        Beginning July 18, 2008, substantially all of the production from the underlying properties went into on-location storage tanks and a portion of the oil production was shut-in pending resolution of the marketing process for the production. As of July 31, 2008, Vess Oil and Murfin Drilling recommenced general sales of production from the underlying properties, to several purchasers other than Eaglwing, including MV Purchasing, LLC, which we refer to as "MV Purchasing," under short-term arrangements using market sensitive pricing. MV Purchasing is majority owned by the indirect equity owners of MV Partners. These sales to purchasers are now under terms ranging from one month to six months, using market sensitive pricing. Since mid-August 2008, three purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may be acquired by one or more single purchasers. For the year ended December 31, 2009, MV Purchasing purchased 71% of the production from the underlying properties. MV Partners does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on MV Partners' business. For the year ended December 31, 2008, Eaglwing and MV Purchasing purchased 60% and 13%, respectively, of the production from the underlying properties. For the year ended December 31, 2007, Eaglwing purchased 93% of the production from the underlying properties.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. MV Partners sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by MV Partners for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery that is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2007, 2008 and 2009 were $4.66, $5.54 and $7.01 per barrel, respectively.

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

Sale and Abandonment of Underlying Properties

        MV Partners and any transferee of any of the underlying properties will have the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between MV Partners and the trust in determining whether a well is capable of producing in commercially paying quantities, MV Partners is required under the conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. For the years ended December 31, 2007, 2008 and 2009, MV Partners plugged and abandoned 26, six and 16 wells, respectively, based on its determination that such wells were no longer economical to operate or restore to production.

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

        The Oil Pollution Act of 1990, or the OPA, as amended, which amends the Clean Water Act, imposes strict liability on owners and operators of facilities that are the site of a release of oil into waters of the United States. OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills.

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

        Climate Change.    The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases, that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol, and Congress has considered recent proposed legislation directed at reducing greenhouse gas emissions and President Obama has indicated his support for legialstion aimed at reduing greenhouse gases. There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. Kansas and Colorado have joined Western Climate Initiative or WCI, a regional organization that is examining measures to reduce greenhouse gas emissions. In 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that greenhouse gases are an "air pollutant" under the federal Clean Air Act and, thus, subject to future regulation. The oil and natural gas industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact the future operations of the properties comprising the underlying properties. The EPA is moving forward to regulate greenhouse gases. To date, the EPA has issued (i) a "Mandatory Reporting of Greenhouse Gases" final rule, effective December 29, 2009, which establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of carbon dioxide-equivalent greenhouse gases to inventory and report their greenhouse gas emissions annually; and (ii) an "Endangerment Finding" final rule, effective January 14, 2010, which states that current and projected concentrations of six key greenhouse gases in the atmosphere, as well as emissions from new motor vehicles and new motor vehicle engines, threaten public health and welfare, allowing the EPA to finalize motor vehicle greenhouse gas standards. According to the EPA, the final motor vehicle greenhouse gas standards will trigger construction and operating permit requirements for stationary sources. As a result, the EPA has proposed to tailor these programs such that only large stationary sources will be required to have air permits that authorize greenhouse gas emissions. Laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on the future operations of MV Partners if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. In addition, such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have a negative impact on MV Partners' operations. In addition to potential impacts on MV Partners' operations directly or indirectly resulting from climate-change legislation or regulations, MV Partners' operations also could be negatively affected by climate-change related physical changes or changes in weather patterns. At this time, it is not possible to estimate accurately how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of MV Partners.

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

        MV Partners believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the properties comprising the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the trust unitholders. For instance, MV Partners did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2007, 2008 and 2009. Additionally, MV Partners has informed the trust that MV Partners is not aware of any environmental issues or claims that will require material capital expenditures during 2010. However, there is no assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on the operations of the properties comprising the underlying properties and the cash distributions to the trust unitholders.

Item 1A.    Risk Factors.

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

        Given the recent economic downturn, crude oil prices have been volatile and in 2009, ranged from a high of $81.37 to a low of $33.98. The NYMEX crude oil spot prices per Bbl were $61.04, $61.05,

$95.98, $44.60 and $79.36 as of December 31, 2005, 2006, 2007, 2008 and 2009, respectively. Neither MV Partners nor the trust can predict the timing or the duration of this or any other economic downturn in the economy and if the current conditions continue, the operating results of MV Partners and the financial condition of the trust could be materially adversely affected.

        MV Partners has entered into hedge contracts relating to a portion of the oil volumes expected to be produced from the underlying properties, and has assigned to the trust the right to receive 80% of the proceeds from these contracts. These hedge contracts, however, do not cover all of the oil volumes that are expected to be produced during the term of the trust. Furthermore, MV Partners has not entered into any hedge contracts relating to oil volumes expected to be produced after 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust. As a result, the amounts of the cash distributions may fluctuate significantly after 2010 as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the effects of any changes in commodity prices. The existing hedge contracts may limit the amount of cash available for distribution if the prices that would otherwise be received are above the prices established in the hedge contracts. In addition, the hedge contracts are subject to counterparty nonperformance and other risks. For a discussion of the hedge contracts, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Hedge Contracts."

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

        The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. As part of its development plan for the underlying properties, MV Partners expects to drill 48 development wells and conduct recompletion and workover operations on existing wells included in the underlying properties over the five years ending December 31, 2014. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program" for a description of MV Partners' development plans. Shortages of field personnel and equipment or price increases could significantly decrease the amount of cash available for distribution to the trust unitholders, or restrict the ability of MV Partners to drill the wells and conduct the operations which it currently has planned for the underlying properties.

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

        The net proceeds payable to the trust from the net profits interest are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties and proceeds, if any, received by MV Partners upon settlement of the hedge contracts. The reserves attributable to the underlying properties are depleting assets, which means that the reserves attributable to the underlying properties will decline over time. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. Based on the estimated production volumes in the reserve report, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average annual rate of approximately 6.6% over the next 20 years assuming no additional development drilling or other capital expenditures are made after 2014 on the underlying properties. The anticipated rate of decline is an estimate and actual decline rates may vary from those estimated. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest).

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

        Eaglwing purchased substantially all of the crude oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and filed for reorganization under the United States Bankruptcy Code on July 22, 2008. Eaglwing has not paid the purchase price therefor and there can be no assurance what dollar amount, if any, will be collected by MV Partners from Eaglwing, and the timing of any such collection. Because of the nonpayment by Eaglwing and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds attributable to the net profits interest for MV Partners to distribute cash to the trust for the quarter ended September 30, 2008. As a result, the scheduled quarterly distribution by the trust in October 2008 was not made and the January 2009 distribution was substantially impacted. Neither the trust nor the trust unitholders were liable for any costs in excess of net proceeds; however, the trust was not entitled to receive any net proceeds until future net proceeds exceeded the total of those excess costs, plus interest at the prime rate. For additional information, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Other Events." A subsequent purchaser's failure to pay for purchased production could also have a significant adverse impact on MV Partners' business, which could in turn impact the trust. The current tightening of credit in the financial markets may make it more difficult for purchasers to obtain financing and depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by such purchasers.

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

        As of the date this Form 10-K, the two members of MV Partners, MV Energy and VAP-I, owned 25% of the outstanding trust units. The two members of MV Partners may use some or all of the remaining trust units they own for a number of corporate purposes, including:

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

        In addition, affiliates of MV Partners may engage in activities whereby such affiliates could have interests that conflict with the interests of MV Partners, which could, depending on the circumstances, negatively impact MV Partners' business. For example, the members of MV Energy and certain members of MV Partners' other member, VAP-I, LLC, including each of Messrs. Vess Oil and Murfin Drilling, own minority interests in Eaglwing and SemCrude. Both Eaglwing and SemCrude owe money to MV Partners that has not been paid. As of July 31, 2008, MV Purchasing, which is majority owned by the indirect equity owners of MV Partners, began purchasing production from the underlying properties. On August 7, 2008, MV Partners entered into a credit facility consisting of a new unsecured loan in an aggregate principal amount of $3 million with the indirect equity owners of MV Partners. The credit facility matured in August 2009. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Other Events."

The trust is managed by a trustee who cannot be replaced except at a special meeting of trust unitholders.

        The business and affairs of the trust are managed by the trustee. The voting rights of a trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of trust unitholders or for an annual or other periodic re-election of the trustee. The trust agreement provides that the trustee may only be removed and replaced by the holders of a majority of the outstanding trust units at a special meeting of trust unitholders called by either the trustee or the holders of not less than 10% of the outstanding trust units. MV Energy and VAP-I collectively own 25% of the outstanding trust units. As a result, it will be difficult to remove or replace the trustee, particularly without the approval of the members of MV Partners.

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

Governmental authorities may enact climate change regulations that could increase MV Partners' costs to operate.

        Congress has considered recent proposed legislation directed at reducing greenhouse gas emissions and President Obama has indicated his support of legislation aimed at reducing greenhouse gases. The EPA has proposed rules to regulate greenhouse gases and regional initiatives have formed to control greenhouse gases. Additionally, the states in which MV Partners operates may implement air pollution control regulations that are more stringent than existing and proposed federal regulations, in particular the regulation of emissions of greenhouse gases. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect MV Partners' operations.

Regulation of greenhouse gases and climate change could adversely affect trust distributions.

        Some scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases, including carbon dioxide and methane, may be contributing to the warming of the Earth's atmosphere and other climatic changes. In response to such studies, the issue of climate change and the effect of greenhouse gas emissions, in particular emissions from fossil fuels, is attracting increasing attention worldwide. Legislative and regulatory measures to address concerns that emissions of greenhouse gases are contributing to climate change are in various phases of discussions or implementation at the international, national, regional and state levels.

        In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for greenhouse gases, became binding on the countries that ratified it. In the United States, federal legislation imposing restrictions on greenhouse gases is under consideration. Proposed legislation has been introduced that would establish an economy-wide cap on emissions of greenhouse gases and would require more sources of greenhouse gas emissions to obtain greenhouse gas emission "allowances" corresponding to their annual emissions. In addition, the EPA is taking steps that would result in the regulation of greenhouse gases as pollutants under the Clean Air Act. To date, the EPA has issued (i) a "Mandatory Reporting of Greenhouse Gases" final rule, effective December 29, 2009, which establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of carbon dioxide-equivalent greenhouse gases to inventory and report their greenhouse gas emissions annually and (ii) an "Endangerment Finding" final rule, effective January 14, 2010, which states the current and projected concentrations of six key greenhouse gases in the atmosphere, as well as emissions from new motor vehicles and new motor vehicle engines, threaten public health and welfare, allowing the EPA to finalize motor vehicle greenhouse gas standards (the effect of which could reduce demand for motor fuels refined from crude oil). Finally, according to the EPA, the final motor vehicle greenhouse gas standards will trigger construction and operating permit requirements for stationary sources. As a result, the EPA has proposed to tailor these programs such that only large stationary sources will be required to have air permits that authorize greenhouse gas emissions.

        Existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on the operations of the underlying properties and the trust if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. In addition, such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have a negative impact on the operations of the underlying properties and the trust. In addition to potential impacts on the operations of the underlying properties and the trust directly or indirectly resulting from climate-change legislation or regulations, the operations of the underlying properties and the trust also could be negatively affected by climate-change related physical changes or changes in weather patterns.

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

        Because of the nonpayment by Eaglwing for production and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds attributable to the net profits interest for MV Partners to distribute cash to the trust for the quarter ended September 30, 2008. As a result, the scheduled quarterly distribution by the trust in October 2008 was not made and the January 2009 distribution was substantially impacted.

        MV Partners has entered into hedge contracts with institutional counterparties, consisting of swap contracts, to reduce the exposure of the revenue from oil production from the underlying properties to fluctuations in crude oil prices in order to achieve more predictable cash flow. The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. For a detailed description of the terms of these hedge contracts, please read "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Hedge Contracts."

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Reference is made to "Item 1—Business" and "Item 7—Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program," which are incorporated herein by reference.

Item 3.    Legal Proceedings.

        Currently, there are no legal proceedings pending to which the trust is a party or of which any of its property is the subject.

Item 4.    [Reserved].

PART II

Item 5.    Market for the Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low	Cash Distributions
2008
First Quarter (January 1, 2008 through March 31, 2008)	$25.30	$19.25	$0.63666998
Second Quarter (April 1, 2008 through June 30, 2008)	$28.75	$21.48	$0.52171564
Third Quarter (July 1, 2008 through September 30, 2008)	$29.50	$13.25	$0.64825809
Fourth Quarter (October 1, 2008 through December 31, 2008)	$15.38	$6.79	$—
2009
First Quarter (January 1, 2009 through March 31, 2009)	$12.75	$7.83	$0.08534252
Second Quarter (April 1, 2009 through June 30, 2009)	$14.84	$10.27	$0.41900285
Third Quarter (July 1, 2009 through September 30, 2009)	$16.96	$13.15	$0.46103699
Fourth Quarter (October 1, 2009 through December 31, 2009)	$20.71	$16.05	$0.59500000

        As of March 12, 2010, the 11,500,000 units outstanding were held by five unitholders of record.

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

        As indicated in the table above, the trust did not make a fourth quarterly distribution during 2008. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008. Eaglwing subsequently filed a voluntary petition for reorganization under the U.S. bankruptcy code and still has not paid the purchase price for such purchases. Because of Eaglwing's bankruptcy, there were not sufficient net proceeds for the trust to make a scheduled quarterly distribution in October 2008. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Other Events."

Equity Compensation Plans

        The trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

        There were no equity securities sold by the trust during the year ended December 31, 2009 that were not registered under the Securities Act of 1933, as amended, which we refer to as the "Securities Act."

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2009.

Item 6.    Selected Financial Data.

        The trust was formed on August 3, 2006. The conveyance of the net profits interest, however, did not occur until January 24, 2007. As a result, the trust did not recognize any income or make any distributions during the year ended December 31, 2006. The following table sets forth selected data for the trust as of December 31, 2007, 2008 and 2009, and for the years ended December 31, 2007, 2008 and 2009 based on the audited statements of assets and trust corpus as of December 31, 2007, 2008 and 2009 and the audited statements of distributable income for the years ended December 31, 2007, 2008 and 2009.

	For the Year Ended
	December 31, 2007	December 31, 2008	December 31, 2009
Net profits income	$33,581,080	$21,356,403	$19,024,707
Distributable income	$32,851,579	$20,776,411	$17,944,404
Distributions per trust unit	$2.8567	$1.8066	$1.5604
Total assets at year-end	$46,200,057	$42,794,682	$39,432,385

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

  (c)
  The investment in net profits interest is amortized over the life of the trust based on units of production using the net Boe produced on behalf of the trust over the 11.5 MMBoe to be produced.

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

Comparison of results of the trust for the years ended December 31, 2009 and 2008

        Income for the trust from the net profits interest and hedge activities was $19.0 million for the year ended December 31, 2009 compared to $21.4 million for the year ended December 31, 2008. General and administrative expense for the trust was $0.8 million for each of 2009 and 2008. The trust paid administration fees of $0.1 million to MV Partners for each of 2009 and 2008. In each of 2009 and 2008, the trust withheld a minimal amount for future expenses. Distributable income was $17.9 million or $1.5604 per unit in 2009 compared to $20.8 million or $1.8066 per unit in 2008.

        The revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the trust during the year ended December 31, 2009 substantially represents the production by MV Partners from September 2008 through August 2009 and the cash received by the trust during the year ended December 31, 2008 substantially represents the production by MV Partners from September 2007 through August 2008. MV Partners computes net proceeds quarterly on a calendar basis and distributes to the trust 80% of the aggregate of such net proceeds attributable to a computation period on or before the 25th day of the month following the computation period. As a result, for the year ended December 31, 2009, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2008 through September 30, 2009. For the year ended December 31, 2008, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2007 through September 30, 2008.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $24,077,132 for the period from October 1, 2008 through September 30, 2009. Included in this amount are payments to settle hedges totaling $3,916,470. In addition, amounts received to settle hedges was $5,815,225 for the period from October 1, 2008 through September 30, 2009, which resulted in total cash receipts over cash disbursements of $29,892,357. The trust's net profits interest (80%) of this total was $23,913,886. This amount was reduced by a recovery of the deficiency from the fourth quarter of 2008 in the amount of $4,889,179, which included applicable interest of $49,753, resulting in the income from net profits interest and hedge activities of $19,024,707 for the year ended December 31, 2009.

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

        As a result of the Eaglwing bankruptcy and the nonpayment of production sold to Eaglwing, direct operating expenses and lease equipment and development costs exceeded revenues from the underlying properties by $6,049,283 for the period from July 1, 2008 through September 30, 2008. Included in this amount are payments to settle hedges totaling $12,758,898. There were no amounts received to settle hedges for the period from July 1, 2008 through September 30, 2008, which resulted in total cash disbursements over cash receipts of $6,049,283. The trust's net profits interest (80%) of this total is $4,839,426. Neither the trust nor the trust unitholders were liable for any costs in excess of net proceeds; however, the trust was not entitled to receive any distributions from MV Partners until future net proceeds exceeded the total of those excess costs, plus interest at the prime rate. As a result, the quarterly distribution in January 2009 was substantially impacted.

        The trustee reserved $49,333 and $14,719 for future trust expenses for the years ended December 31, 2009 and 2008, respectively, and paid general and administrative expenses of $780,970 and $785,273 for the years ended December 31, 2009 and 2008, respectively, which resulted in distributable income of $17,944,404, or $1.5604 per unit, for the year ended December 31, 2009 and $20,776,411, or $1.8066 per unit, for the year ended December 31, 2008.

        The average price received for crude oil sold during 2009 was $54.03 per Bbl, while the average price received for crude oil sold during 2008 was $84.12. The average price received for natural gas sold during 2009 was $3.38 per Mcf, while the average price received for natural gas sold during 2008 was $6.51 per Mcf. The average prices for 2009 relate to production by MV Partners from September 2008 through August 2009 and the average prices for 2008 relate to production by MV Partners from September 2007 through August 2008. As previously noted, Eaglwing has not paid the purchase price for the crude oil sold to it during June and the first 18 days of July 2008.

        The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that is for the oil and gas production sold and delivered during the period from October 1, 2008 to September 30, 2009 were 765,518 Bbls of oil, 70,297 Mcf of natural gas and 4,338 Bbls of natural gas liquids for a total equivalent barrels of oil of 780,054. The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that is for the oil and gas production sold and delivered during the period from October 1, 2007 to September 30, 2008 were 764,715 Bbls of oil, 86,644 Mcf of natural gas and 4,358 Bbls of natural gas liquids for a total equivalent barrels of oil of 781,989. As previously noted, Eaglwing has not paid the purchase price for the crude oil sold to it during June and the first 18 days of July 2008.

        As noted above, the amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2009 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2008 through August 2009. The amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2008 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2007 through August 2008.

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

        The substantial decrease in income for the trust from 2007 to 2008 was attributed primarily to the nonpayment by Eaglwing of approximately $15.5 million for production sold to Eaglwing and a related decrease in sales of oil production in July and August 2008. Eaglwing, an affiliate of SemCrude, purchased substantially all of the oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and filed bankruptcy on July 22, 2008. Beginning on July 18, 2008, substantially all of the production from the underlying properties went into on-location storage tanks and a portion of the oil production was shut-in pending resolution of the marketing process for the production. From July 18, 2008 until July 31, 2008, only minor amounts of crude oil production from the underlying properties were sold. On July 31, 2008, Vess Oil and Murfin Drilling recommenced general sales of production from the underlying properties, to several purchasers other than Eaglwing, including an affiliated purchaser, under short-term arrangements using market sensitive pricing. As of August 7, 2008, field operations at the underlying properties returned to substantially normal operations, although it took until mid-August before the marketing of crude oil production normalized to the sales process and volumes that existed prior to July 18, 2008. Because of the nonpayment by Eaglwing and decreased crude oil sales by MV Partners during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the trust with respect to the net profits interest relating thereto. Neither the trust nor the trust unitholders were liable for any costs in excess of net proceeds; however, the trust was not entitled to receive any net proceeds until future net proceeds exceeded the total of those excess costs, plus interest at the prime rate. See "—Other Events."

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

        The revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the trust during the year ended December 31, 2008 substantially represents the production by MV Partners from September 2007 through August 2008 and the cash received by the trust during the year ended December 31, 2007 substantially represents the production by MV Partners from June 2006 through August 2007. MV Partners computes net proceeds quarterly and distributes to the trust 80% of the aggregate of such net proceeds attributable to a computation period on or before the 25th day of the month following the computation period. As a result, for the year ended December 31, 2008, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2007 through September 30, 2008. For the year ended December 31, 2007, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from July 1, 2006 through September 30, 2007.

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

        As a result of the Eaglwing bankruptcy and the nonpayment of production sold to Eaglwing, direct operating expenses and lease equipment and development costs exceeded revenues from the underlying properties by $6,049,283 for the period from July 1, 2008 through September 30, 2008. Included in this amount are payments to settle hedges totaling $12,758,898. There were no amounts received to settle hedges for the period from July 1, 2008 through September 30, 2008, which resulted in total cash disbursements over cash receipts of $6,049,283. The trust's net profits interest (80%) of this total is $4,839,426. Neither the trust nor the trust unitholders were liable for any costs in excess of net proceeds; however, the trust was not entitled to receive any distributions from MV Partners until future net proceeds exceeded the total of those excess costs, plus interest at the prime rate. As a result, there was no quarterly distribution in October 2008 and the quarterly distribution in January 2009 was substantially impacted.

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

        The average price received for crude oil sold during 2008 was $84.12 per Bbl, while the average price received for crude oil sold was $60.63 per Bbl for the period from July 1, 2006 through December 31, 2007. The average price received for natural gas sold during 2008 was $6.51 per Mcf, while the average price received for natural gas sold was $5.55 per Mcf for the period from July 1, 2006 through December 31, 2007. The average prices for 2008 relate to production by MV Partners from September 2007 through August 2008 and the average prices for 2007 relate to production by MV Partners from June 2006 through August 2007. As previously noted, Eaglwing has not paid the purchase price for the crude oil sold to it during June and the first 18 days of July 2008.

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

Historical Results of the Underlying Properties

        The following table sets forth revenues, direct operating expenses and the excess of revenues over direct operating expenses relating to the underlying properties for the three years in the period ended December 31, 2009. The historical results of the underlying properties are not indicative of the future distributions of the trust, and such historical results do not give effect to the conveyance of the net profits interest and related transactions that occurred on January 24, 2007.

	(unaudited) (in thousands)
	Year ended December 31,
	2007	2008	2009
Revenues:
Oil sales	$66,430	$90,484	$52,009
Natural gas sales	546	667	240
Natural gas liquid sales	256	337	168
Hedge and other derivative activity	(8,003)	(30,289)	2,967

Total	59,229	61,199	55,384

Bad debt expense	—	7,733	1,237
Direct operating expenses:
Lease operating expenses	12,894	14,866	14,000
Lease maintenance	1,959	1,554	1,443
Lease overhead	2,417	2,617	2,775
Production and property tax	2,453	3,165	2,202

Total	19,723	22,202	20,420

Excess of revenues over direct operating expenses	$39,506	$31,264	$33,727

  The above table sets forth information as it relates to the underlying properties on the accrual basis, which is the way the books and records are kept. These numbers do not relate to the trust as the trust reports on a cash basis. For the year ended December 31, 2007, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts from MV Partners for the oil and gas production subsequent to July 1, 2006 and collected by September 30, 2007. For the year ended December 31, 2008, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2007 through September 30, 2008. For the year ended December 31, 2009, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2008 through September 30, 2009.

        MV Partners has historically entered into certain hedging arrangements and other derivatives to reduce the exposure of the revenues from oil production for the underlying properties to fluctuations in crude oil prices. In addition, MV Partners was required under the terms of its original agreement of limited partnership to hedge approximately 80% of its expected annual proved producing reserves. This requirement is no longer in effect. From January 1, 2007 to December 31, 2009, approximately 78% of the actual oil production volumes were subject to these hedging arrangements, with settlement prices ranging from $56.44 to $70.57 per barrel. During that same period, the NYMEX price per barrel of crude oil was between $33.87 and $145.29. For details of open hedge positions for 2010, see "—Hedge Contracts."

        The following table provides oil and natural gas sales volumes, average sales prices and capital expenditures relating to the underlying properties for the three years in the period ended December 31, 2009. Sales volumes for natural gas liquids during the periods presented were not significant. Average prices do not include the effect of hedge and other derivative activity.

	(unaudited) Year ended December 31,
	2007	2008	2009
Operating data:
Sales volumes:
Oil (MBbls)	992	954	949
Natural gas (MMcf)	98	104	86
Average Prices:
Oil (per Bbl)	$66.96	$94.88	$54.82
Natural gas (per Mcf)	$5.58	$6.44	$2.80
Capital expenditures (in thousands):
Property acquisition	$2,096	$2,445	$1,497
Well development	1,979	1,642	1,242

Total	$4,075	$4,087	$2,739

Discussion and Analysis of Historical Results of the Underlying Properties

Comparison of Results of the Underlying Properties for the Years Ended December 31, 2009 and 2008

        Excess of revenues over direct operating expenses for the underlying properties was $33.7 million for the year ended December 31, 2009, compared to $31.3 million for the year ended December 31, 2008. The increase was primarily a result of a write-off for half of the revenue from production sold to Eaglwing during June 2008 and the first 18 days of July 2008 and a related decrease in sales of oil production in July and August 2008 for the year ended December 31, 2008. See "—Other Events." There was a decrease in total revenue as a result of a decrease in the average price received for the oil sold in 2009, which was offset by an increase in hedge activity. A decrease in direct operating expenses also increased excess of revenues over direct operating expenses.

        Revenues.    Revenues from oil, natural gas and natural gas liquid sales decreased $39.1 million to $52.4 million for the year ended December 31, 2009 compared to $91.5 million for the year ended December 31, 2008. This decrease in revenues was primarily the result of a decrease in the average price received for crude oil sold from $94.88 per Bbl for the year ended December 31, 2008 to $54.82 per Bbl for the year ended December 31, 2009. This decrease in revenues reflects a decrease in the average price received for natural gas sold from $6.44 per Mcf for the year ended December 31, 2008 to $2.80 per Mcf for the year ended December 31, 2009. Total revenues decreased $5.8 million from $61.2 million for the year ended December 31, 2008 to $55.4 million for the year ended December 31, 2009.

        Prices.    The average price received for crude oil sold decreased from $94.88 per Bbl for the year ended December 31, 2008 to $54.82 per Bbl for the year ended December 31, 2009. The average price received for the crude oil sold decreased primarily as a result of a decrease in the oil price index on which the sales prices for a majority of the oil production were based. The average price received for natural gas sold decreased from $6.44 per Mcf for the year ended December 31, 2008 to $2.80 per Mcf for the year ended December 31, 2009. The average price received for natural gas sold decreased as a result of a decrease in the natural gas price index on which the sales prices for a majority of the natural gas production were based.

        Volumes.    Sales volumes for crude oil decreased from 954 MBbls for the year ended December 31, 2008 to 949 MBbls for the year ended December 31, 2009. Sales volumes for natural gas decreased from 104 MMcf for the year ended December 31, 2008 to 86 MMCF for the year ended December 31, 2009. The small decrease in overall production sales volumes was less than the natural decline of the underlying properties.

        Hedge activity.    Hedge activity expense decreased from a $30.3 million loss for the year ended December 31, 2008 to a $3.0 million gain for the year ended December 31, 2009. This decrease in hedge activity expense was due to the lower average NYMEX price per Bbl for 2009. The average NYMEX price per Bbl of crude oil for 2009 was $61.80 compared to $99.65 for 2008. The weighted average settlement price of hedges for 2009 was $66.24 compared to $58.53 for 2008.

        Bad debt expense.    In 2008 MV Partners incurred bad debt expenses of $7.7 million as a result of the Eaglwing bankruptcy. Eaglwing purchased substantially all of the oil produced from the underlying properties in June 2008 and the first 18 days of July 2008 and, as a result of the bankruptcy, MV Partners wrote-off half of the accounts receivable from production sold to Eaglwing during 2008. For the year ended December 31, 2009, MV Partners wrote off an additional 8% of the revenue from production sold to Eaglwing during June 2008 and the first 18 days of July 2008. MV Partners also wrote off $16,000 due from SemCrude for the settlement of certain hedge contracts. See "—Other Events."

        Direct operating expenses.    Direct operating expenses decreased from $22.2 million for the year ended December 31, 2008 to $20.4 million for the year ended December 31, 2009. This decrease was primarily a result of a decrease in lease operating expenses and property tax expense.

        Lease maintenance expense.    Lease maintenance expense decreased from $1.6 million for the year ended December 31, 2008 to $1.4 million for the year ended December 31, 2009. This decrease in lease maintenance expense was primarily the result of scheduled projects being postponed.

        Production and property tax expense.    Production and property tax expense was $3.2 million for the year ended December 31, 2008 compared to $2.2 million for the year ended December 31, 2009. The decrease was a result of lower property tax valuations and the decreased revenue on which the production tax was calculated.

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

        Bad debt expense.    In 2008 MV Partners incurred bad debt expenses of $7.7 million as a result of the Eaglwing bankruptcy, compared to no bad debt expense in 2007. Eaglwing purchased substantially all of the oil produced from the underlying properties in June 2008 and the first half of July 2008 and, as a result of the bankruptcy, MV Partners wrote-off half of the accounts receivable from production sold to Eaglwing during 2008. See "—Other Events."

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

Liquidity and Capital Resources

        Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust's only use of cash is for distributions to trust unitholders. Administrative expenses include payments to the trustee as well as an annual administrative fee to MV Partners pursuant to the administrative services agreement. Each quarter, the trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the trustee) that quarter, over the trust's liabilities for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future liabilities. The trustee may cause the trust to borrow funds required to pay expenses if the trustee determines that the cash on hand and the cash to be received are insufficient to cover the trust's liabilities. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During 2008, MV Partners made several advances to the trust for trust expenses. During 2009, MV Partners made no advances to the trust for trust expenses.

        Income to the trust from the net profits interest is based on the calculation and definitions of "gross proceeds" and "net proceeds" contained in the conveyance.

        As further discussed below, MV Partners' development and workover program will require MV Partners to make future capital expenditures in connection with the development, exploration and production of oil and gas. Substantially all of the underlying properties are located in mature fields and MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than increases due to increases in the general cost of oilfield services.

        The trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the trust's liquidity or the availability of capital resources.

        As noted above, Eaglwing purchased substantially all of the oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and subsequently filed bankruptcy. Because of the nonpayment by Eaglwing and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the trust with respect to the net profits interest relating thereto. As a result, the scheduled quarterly distribution by the trust in October 2008 was not made and the January 2009 distribution was substantially impacted. There was no impact from such nonpayment by Eaglwing on the April, July, or October 2009 distributions. See "—Other Events."

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

        On September 17, 2008, the court in the consolidated SemCrude bankruptcy case entered an order that allows the contractual operators for the underlying properties of MV Partners, Vess Oil and Murfin Drilling, to file proofs of claims for statutory lien claims on their behalf and on behalf of working interest owners (inclusive of MV Partners' interests), overriding royalty owners and royalty owners. Vess Oil and Murfin Drilling filed proofs of claims on a lease by lease basis on behalf of the working interest owners (inclusive of MV Partners' interests), overriding royalty owners and royalty owners for the leases that each operates and continue to pursue vigorously their interests in the bankruptcy process.

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

        Beginning July 18, 2008, substantially all of the production from the underlying properties subject to the net profits interest went into on-location storage tanks and a portion of the oil production was shut-in pending resolution of the marketing process for the production. As of July 31, 2008, Vess Oil and Murfin Drilling recommenced general sales of production from the underlying properties to several purchasers other than Eaglwing, including MV Purchasing, under short-term arrangements using market sensitive pricing. MV Purchasing is majority owned by the indirect equity owners of MV Partners. Sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Since mid-August 2008, three purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may be acquired by one or more single purchasers. MV Partners does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on MV Partners' business.

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

        Hedge contracts relating to approximately 30,000 Bbls of oil per month were with SemCrude for each month during 2008. MV Partners paid under the terms of hedge contracts with SemCrude through September 2008 instead of trying to off-set amounts due on the crude oil sales in June and the first 18 days of July 2008 because the contract counterparties are different, as SemCrude was the counterparty under the hedge contracts and Eaglwing was the debtor owing money for the crude oil sales. SemCrude owed MV Partners under the hedge contracts for the months of November and December 2008 because the average of the settlement price for each commodity business day in the contract month was below $60.70 and SemCrude did not pay such amounts due. MV Partners did not pay SemCrude approximately $480,717 under the terms of the hedge contract with SemCrude for October 2008, and instead filed a claim with SemCrude that netted the amounts due for SemCrude with the amount due by MV Partners, with a net payment due from SemCrude of approximately $16,000. There can be no assurance that MV Partners will collect any amounts owing from SemCrude under such contracts.

        Given the bankruptcy filing by Eaglwing and the uncertainty of recovery by MV Partners of its crude oil sales in June and the first 18 days of July 2008, and that MV Partners did not realize revenues from crude oil sales in August until late September 2008, MV Partners had to consider available alternatives for accessing needed funds for its ongoing business activities, including payment obligations under its hedge contracts.

        On August 7, 2008, MV Partners closed on two separate credit facilities providing an aggregate of $9 million of funding capacity for general corporate purposes. The first credit facility consisted of a new $6 million secured revolving line of credit pursuant to an amended and restated credit agreement with MV Partners' bank group. Pursuant to the terms of the revolving line of credit, the maximum amount outstanding thereunder reduced quarterly by $1,333,334 as of each of December 31, 2008, March 31, 2009 and June 30, 2009, with the facility maturing on August 5, 2009. On August 18, 2008, MV Partners borrowed $4.5 million on this line. On October 2, 2008, MV Partners prepaid $1,600,000 in principal and reduced this credit facility to a maximum of $3,000,000. On October 27, 2008, MV Partners prepaid $1,900,000 in principal, and on December 3, 2008, MV Partners prepaid an additional $1,000,000, so that there was no balance outstanding as of December 31, 2008. Based on the periodic election of MV Partners, interest accrued on amounts outstanding under this facility at prime plus .50% or LIBOR plus 2%.

        The second credit facility consisted of a new unsecured loan in an aggregate principal amount of $3 million from indirect equity owners of MV Partners. Payments on the loan in the amount of $666,667 were due and paid on each of December 31, 2008, March 31, 2009 and June 30, 2009, with the remaining balance of the loan due and paid on August 5, 2009. Based on the periodic election of MV Partners, interest accrued on this facility at prime plus .50% or LIBOR plus 2%. Both credit facilities matured in August 2009.

        Because of the nonpayment by Eaglwing and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the trust with respect to the net profit interest relating thereto. As a result, the scheduled quarterly distribution by the trust in October 2008 was not made and the January 2009 distribution was substantially impacted. Neither the trust nor the trust unitholders were liable for any costs in excess of net proceeds; however, the trust was not entitled to receive any net proceeds until future net proceeds exceeded the total of those excess costs, plus interest at the prime rate.

        The first quarterly distribution for 2009 was $981,439, or $0.08534252 per trust unit, and was made on January 26, 2009 to trust unitholders owning trust units as of January 15, 2009. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2008 through December 31, 2008, including all hedge contract settlements. This distribution included a recovery of the fourth quarter 2008 shortage of $4,839,426 and applicable interest of $49,753. The distribution included a repayment of the $250,000 borrowed from MV Partners during the third and fourth quarters of 2008. The trustee also withheld $250,000 from the distribution for future trust expenses.

        On October 28, 2009, a bankruptcy judge confirmed the SemGroup's Plan. Under the Plan, producers are to recover a portion of their undisputed allowed claims against the SemGroup. The amount recoverable by each producer depends on various factors, including the dates of sale to the SemGroup. Pursuant to the Plan, producers with claims for July Sales are to receive 100% of their undisputed allowed claims and producers that sold oil and gas to the SemGroup between June 1, 2008 and July 1, 2008 are to receive a proportionate allocation of the remaining cash for the allowed secured producer claims.

        On December 1, 2009, the SemGroup filed with the bankruptcy court a verification that the conditions had been met for the Plan to become effective and that the settlement with producers proposed in the Plan would be funded, and in connection therewith, emerged from bankruptcy. The Plan acknowledges that there may be disagreement between the SemGroup and the various producers as to the amount to be paid for July Sales. The Plan requires producers to work with the court-approved producer representative to resolve any disagreement regarding the amount of any claim for July Sales filed by the producer and the amount that the SemGroup listed in its disclosure schedules to the Plan. Vess Oil and Murfin Drilling, as operators of the underlying properties, have agreed with the bankruptcy court as to the amount of settlement due for the July Sales associated with the underlying properties. Although a settlement has been reached, it is currently estimated the earliest the SemGroup will be able to forward a payment to interest owners, inclusive of MV Partners, for the claims for July Sales will be towards the end of the first quarter or during the second quarter of 2010; however, there can be no assurance as to the timing of the actual payment. The proceeds from the sale of oil volumes of MV Partners during June 2008 are still pending the outcome of the bankruptcy proceedings. As a result of the bankruptcy, MV Partners wrote-off half of the accounts receivable from production sold to Eaglwing during June 2008 and the first 18 days of July 2008 for the year ended December 31, 2008 and an additional 8% of the revenue for the year ended December 31, 2009.

        If MV Partners ultimately collects from Eaglwing any of the June and July revenue discussed above, 80% of such collections will be paid to the trust in accordance with the net profits interest.

Planned Development and Workover Program

        Since acquiring the underlying properties in 1998 and 1999, MV Partners has implemented a development program on the properties comprising the underlying properties to develop further proved undeveloped reserves and to help offset the natural decline in production. These activities included recompletion of certain existing wells into new producing horizons, workovers of existing wells and the drilling of infill development wells.

        The development program that MV Partners currently intends to implement over the five years ending December 31, 2014 with respect to the underlying properties categorized as proved undeveloped reserves consists of drilling development wells, recompletion and workover projects and polymer workovers. The development program that MV Partners currently intends to implement over the next five years with respect to the underlying properties categorized as proved developed non-producing reserves consists of well-reactivation projects, injection well-workover projects, recompletion projects and well-workover projects.

        MV Partners has undertaken 3-D seismic surveys covering several leases constituting a part of the underlying properties. These leases have over 31 undrilled offset locations of varying quality based on offset production and subsurface mapping. The 3-D data was utilized to refine the subsurface mapping with respect to the size of mapped sink holes and to define smaller structural features along the edges of the main formation reservoir. Using this data, MV Partners has scheduled the drilling of 17 proved undeveloped locations over the five years ending December 31, 2014. MV Partners has expanded its 3-D seismic program into other fields constituting a part of the underlying properties.

        MV Partners expects total capital expenditures for the underlying properties during the five years ending December 31, 2014 will be approximately $16.1 million. Of this total, MV Partners contemplates spending approximately $12.2 million to drill development wells in seven project areas and approximately $3.9 million for recompletion and workovers of existing wells. MV Partners expects that these capital projects will add production that will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties. The trust is not directly obligated to pay any portion of any capital expenditures made with respect to the underlying properties; however, capital expenditures made by MV Partners with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under "Business—Computation of Net Proceeds—Net Profits Interest") share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest. As the cash received by the trust in respect of the net profits interest will be reduced by the trust's pro rata share of these capital expenditures, MV Partners expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.

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

Contractual Obligations

        As of December 31, 2009, the trust had no obligations or commitments to make future contractual payments other than the administrative services fee and trustee fee payable to MV Partners and the trustee, respectively. See "Financial Statements and Supplementary Data—Notes to Financial Statements—Note G—Related Party Transactions."

Hedge Contracts

        The revenues derived from the underlying properties depend substantially on prevailing crude oil and, to a lesser extent, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that MV Partners can economically produce. MV Partners sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. MV Partners has entered into the hedge contracts to reduce the exposure of the revenues from oil production from the underlying properties for 2010 to fluctuations in crude oil prices and to achieve more predictable cash flow. However, these contracts limit the amount of cash available for distribution if prices increase. The terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust. The trust does not enter into derivative contracts for trading or speculative purposes. The hedge contracts consist of fixed price swap contracts that have been placed with major trading counterparties who MV Partners believes represent relatively low credit risks. MV Partners cannot provide assurance, however, that these trading counterparties will not become credit risks in the future. For 2010, approximately 70% of the volumes subject to the swap contracts are under swap contracts with Union Bank, N.A.; the remaining volumes are under swap contracts with Bank of America.

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. From January 1, 2010 through December 31, 2010, MV Partners' crude oil price risk management positions in swap contracts are as follows:

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Substantially all of the income to the trust is derived from the net profits interest, which generally entitles the trust to receive 80% of the net proceeds from oil and gas production from the underlying properties, and the trust's interest in the hedge contracts, which generally entitles the trust to receive 80% of any proceeds received by MV Partners from the settlement of certain hedges in existence on January 24, 2007. Consequently, the trust is exposed to market risk from fluctuations in oil and gas prices. For more information regarding the hedge contracts, please see "Trustee's Discussion and Analysis and Results of Operations—Hedge Contracts." Although the trust may borrow money to pay expenses of the trust, the amount of any such borrowings is unlikely to be material to the trust. As a result, the trust is not subject to any material interest rate market risk.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders
MV Oil Trust

        We have audited the accompanying statements of assets and trust corpus of MV Oil Trust (the "Trust") as of December 31, 2008 and 2009 and the related statements of distributable income and changes in trust corpus for each of the years in the three years ended December 31, 2009. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of MV Oil Trust as of December 31, 2008 and 2009 and its distributable income and its changes in trust corpus for each of the years in the three years ended December 31, 2009, on the basis of accounting described in Note B.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MV Oil Trust's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Wichita, Kansas
March 16, 2010

MV OIL TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2008	2009
ASSETS
Cash and cash equivalents	$17,632	$66,965
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(7,606,625)	(11,018,255)

Total assets	$42,794,682	$39,432,385

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at December 31, 2008 and 2009	$42,794,682	$39,432,385

STATEMENTS OF DISTRIBUTABLE INCOME

	Year ended December 31,
	2007	2008	2009
Income from net profits interest and hedge and other derivative activities	$33,581,080	$21,356,403	$19,024,707
Net advances from (repayments to) MV Partners, LLC	30,000	220,000	(250,000)
Cash withheld for future Trust expenses	(1,913)	(14,719)	(49,333)
General and administrative(1)	(757,588)	(785,273)	(780,970)

Distributable income	$32,851,579	$20,776,411	$17,944,404

Distributions per unit (11,500,000 units issued and outstanding for 2007, 2008 and 2009)	$2.8567	$1.8066	$1.5604

(1)
Includes $90,000, $67,296 and $67,492 paid to MV Partners, LLC during the years ended December 31, 2007, 2008 and 2009, respectively, and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. during each of the years ended December 31, 2007, 2008 and 2009.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year ended December 31,
	2007	2008	2009
Trust corpus, beginning of year	$1,000	$46,200,057	$42,794,682
Investment in net profits interest—January 24, 2007	50,383,675	—	—
Cash proceeds	33,581,080	21,356,403	19,024,707
Net advances from (repayments to) MV Partners, LLC	30,000	220,000	(250,000)
Cash distributions	(32,851,579)	(20,776,411)	(17,944,404)
Trust expenses	(757,588)	(785,273)	(780,970)
Amortization of net profits interest	(4,186,531)	(3,420,094)	(3,411,630)

Trust corpus, end of year	$46,200,057	$42,794,682	$39,432,385

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

        This comprehensive basis of accounting other than generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (the "SEC") as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

        Investment in the net profits interest is recorded initially at the historical cost of MV Partners and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties.

2.     Cash equivalents

        For purposes of these statements, the Trust considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

3.     Use of estimates

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

4.     Subsequent events

        The Trust adopted a new standard on subsequent events during 2009. The standard defines subsequent events as either recognized subsequent events (events that provide additional evidence about conditions at the Statements of Assets and Trust Corpus date) or nonrecognized subsequent events (events that provide evidence about conditions that arose after the Statements of Assets and Trust Corpus date). Recognized subsequent events are recorded in the financial statements for the current period presented, while nonrecognized subsequent events are not. Both types of subsequent events require disclosure in the financial statements if nondisclosure of such events causes the financial statements to be misleading. The adoption of this standard had no impact on the financial statements of the Trust.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE C—NET PROFITS INTEREST

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and is calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

NOTE D—INCOME FROM NET PROFITS INTEREST AND HEDGE AND OTHER DERIVATIVE ACTIVITIES

	Year ended December 31,
	2007	2008	2009
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$41,663,897	$26,695,504	$24,077,132
Amounts received to settle hedges and other derivatives	1,249,954	—	5,815,225

Total of cash receipts over cash disbursements	42,913,851	26,695,504	29,892,357
Times net profits interest over the term of the Trust	80%	80%	80%

Income from net profits interest and hedge and other derivative activities	34,331,080	21,356,403	23,913,886
Recovery of deficiency from fourth quarter 2008	—	—	(4,889,179)

MV Partners reserve for future capital expenditures(2)	(750,000)	—	—

Total cash proceeds received by the Trust(3)	$33,581,080	$21,356,403	$19,024,707

(1)
Per the terms of the net profits interest, direct operating expenses, lease equipment and development costs are deducted when calculating the distributable income to the Trust.

(2)
Per the terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During 2007, MV Partners withheld $1.0 million from the first quarter payment. MV Partners utilized $0.5 million of this reserve in connection with the second quarter payment. MV Partners withheld $0.25 million from the fourth quarter payment, leaving a balance in the reserve of $0.75 million at December 31, 2007. The reserve was unaffected during 2008 and 2009, leaving a balance in the reserve of $0.75 million at December 31, 2008 and December 31, 2009.

(3)
The cash proceeds received by the Trust are based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production, thus the cash received by the Trust during the year ended December 31, 2009 substantially represents the cash received for production by MV Partners from September 2008 through August 2009 and the cash received by the Trust during the year ended December 31, 2008 substantially represents the production by MV Partners from September 2007 through August 2008

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME FROM NET PROFITS INTEREST AND HEDGE AND OTHER DERIVATIVE ACTIVITIES (Continued)

  and the cash received by the Trust during the year ended December 31, 2007 substantially represents the cash received for production by MV Partners from July 2006 through August 2007.

        MV Partners has entered into certain hedge contracts related to the oil production from the underlying properties for the year 2010. Such contracts are at prices ranging from $63 to $69 per barrel of oil, and hedge approximately 70% of expected production from the underlying properties that are classified as proved developed producing in the reserve report. MV Partners has not entered into any hedge contracts relating to oil volumes expected to be produced after 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust. From January 1, 2010 through December 31, 2010, MV Partners' crude oil price risk management positions in fixed price swap contracts cover 637,800 Bbls of oil at a weighted average price per Bbl of $65.03.

        For the year ended December 31, 2007, Eaglwing, L.P. ("Eaglwing") purchased 93% of the production from the underlying properties. For the year ended December 31, 2008, Eaglwing and MV Purchasing, LLC ("MV Purchasing"), which is majority owned by the indirect equity owners of MV Partners, purchased 60% and 13%, respectively, of the production from the underlying properties. For the year ended December 31, 2009, MV Purchasing purchased 71% of the production from the underlying properties.

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

through December 31, 2006. Furthermore, this cash payment took into account 80% of all amounts paid to/by MV Partners from/to hedge contract counterparties for settlements related to the period from July 1, 2006 to December 31, 2006. This distribution included a payment to MV Partners of $1,000,000 as a reserve for future capital expenses. During this quarter MV Partners advanced the Trust $300,000 for trust expenses.

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

        The first quarterly distribution during 2008 was $0.63666998 per Trust unit and was made on January 25, 2008 to Trust unitholders owning Trust units as of January 15, 2008. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2007 through December 31, 2007. This distribution took into account 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from October 1, 2007 to December 31, 2007. During this quarter MV Partners made net advances of $120,000 to the Trust for trust expenses.

        The second quarterly distribution during 2008 was $0.52171564 per Trust unit and was made on April 25, 2008 to Trust unitholders owning Trust units as of April 15, 2008. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2008 through March 31, 2008. This distribution took into account 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from January 1, 2008 to March 31, 2008. During this quarter MV Partners made net advances of $250,000 to the Trust for trust expenses.

        The third quarterly distribution during 2008 was $0.64825809 per Trust unit and was made on July 25, 2008 to Trust unitholders owning Trust units as of July 15, 2008. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2008 through June 30, 2008. This distribution took into account 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from April 1, 2008 to June 30, 2008. During this

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE F—DISTRIBUTIONS TO UNITHOLDERS (Continued)

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

        The first quarterly distribution during 2009 was $0.08534252 per Trust unit and was made on January 26, 2009 to Trust unitholders owning Trust units as of January 15, 2009. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2008 through December 31, 2008. This distribution took into account 80% of all amounts paid by MV Partners to hedge contract counterparties for settlements related to the period from October 1, 2008 to December 31, 2008. This distribution reflects that there were sufficient net proceeds collected by MV Partners to cover the excess expenses and costs over revenues of an aggregate of $6,049,283 (with the Trust's 80% portion equal to $4,839,426) from the underlying properties for the three months ended September 30, 2008, plus interest of $49,753.

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

        As of December 31, 2009, cumulatively, since inception, MV Oil Trust should have received payments for 2,519,272 net barrels of oil equivalent (unaudited).

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE G—RELATED PARTY TRANSACTIONS

        The Trust has entered into an administrative services agreement with MV Partners that obligates the Trust, throughout the term of the Trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the Trust relating to the net profits interest. The annual fee was a total of $62,400, $64,896 and $67,492 for 2007, 2008 and 2009, respectively, which will increase by 4% each year. During the years ended December 31, 2007, 2008 and 2009, the Trust paid MV Partners $90,000, $67,296 and $67,492, respectively, for administrative services that covered the period from July 2006 through December 2007, January 2008 through December 2008, and January 2009 through December 2009, respectively. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and MV Partners.

        The Trust has entered into a Trust Agreement with the Trustee that obligates the Trust, throughout the term of the Trust, to pay to the Trustee each quarter a Trustee fee. The annual fee was a total of $150,000 for each of 2007, 2008 and 2009. During the years ended December 31, 2007, 2008 and 2009, the Trust paid the Trustee $150,000 each year. The Trust Agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of a majority of the Trust unitholders.

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust agreement, the Trustee is allowed to borrow money to pay Trust expenses. The Trust expense holdback in the third quarter of 2007 was not sufficient to pay the third quarter expenses, so the Trustee borrowed $400,000 from MV Partners to pay Trust expenses. The Trust repaid $370,000 of the advance to MV Partners in the fourth quarter of 2007. The Trust expense holdback in the first quarter of 2008 was not sufficient to pay the first quarter expenses, so the Trustee borrowed $150,000 from MV Partners to pay Trust expenses. The Trust also repaid $30,000 for advances from prior quarters. The Trustee borrowed $400,000 from MV Partners during the second quarter of 2008 and repaid the $150,000 borrowed in the first quarter of 2008. The Trustee borrowed $100,000 from MV Partners during the third quarter of 2008 and repaid the $400,000 borrowed in the second quarter of 2008. The Trust expense holdback in the third quarter 2008 was not sufficient to pay expenses for the fourth quarter of 2008, so the Trustee borrowed $150,000 from MV Partners to pay Trust expenses. During the first quarter 2009, the Trustee repaid $250,000 borrowed in previous quarters. During the second, third and fourth quarters of 2009, the Trust did not borrow any money, and there were no prior borrowings that had not been repaid. Since the Trust uses the cash basis of accounting, a liability has not been recorded for any advances from MV Partners. The net advance is shown as an addition to Trust Corpus and is shown as a reduction to Trust Corpus when it is repaid.

NOTE I—PUBLIC OFFERING

        On December 29, 2006, the registration statement on Form S-1 (Registration No. 333-136609) filed by MV Partners and the Trust in connection with the initial public offering of the Trust units was declared effective by the SEC. The registration statement registered for sale to the public 8,625,000 Trust units of MV Oil Trust in the aggregate. On January 24, 2007, MV Oil Trust issued 11,500,000 Trust units to MV Partners in exchange for the conveyance by MV Partners of the net profits interest discussed above as well as interests in certain hedge contracts entered into by MV Partners. Immediately thereafter, MV Partners sold 7,500,000 of the Trust units in the offering at a price of $20 per unit and the remaining 4,000,000 pro rata to each of the members of MV Partners at a price of

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE I—PUBLIC OFFERING (Continued)

$20 per unit. Immediately following the sale by MV Partners to its members, the members of MV Partners sold in the offering 562,500 Trust units in the aggregate at a price of $20 per unit. On January 31, 2007, the members of MV Partners sold in the offering an additional 562,500 Trust units in the aggregate at a price of $20 per unit.

NOTE J—OTHER EVENTS

        As publicly reported, on July 22, 2008, SemCrude, L.P. ("SemCrude") and certain of its affiliates, including Eaglwing, L.P. ("Eaglwing"), filed voluntarily petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. SemCrude was a counterparty to some of MV Partners' fixed price swap contracts during 2007 and 2008. After 2008, MV Partners had no swap contracts with SemCrude. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008, after which date further sales to Eaglwing were terminated. Payment for approximately $9.5 million of the June sales to Eaglwing was due by July 20, 2008, and payment for approximately $5.9 million of the July sales to Eaglwing was due by August 20, 2008. The specified dollar amounts are associated with all production from the underlying properties, and not just the 80% portion attributable to the net profits interest held by the Trust. Eaglwing has not paid the purchase price for any such purchases and there can be no assurance what dollar amount, if any, will be collected by MV Partners from Eaglwing, or the timing of any such collections.

        From July 18, 2008 until July 31, 2008, only minor amounts of crude oil production from the underlying properties were sold. On July 31, 2008, Vess Oil Corporation ("Vess Oil") and Murfin Drilling Company, Inc. ("Murfin Drilling") recommenced general sales of production from the underlying properties to several purchasers other than Eaglwing, including an affiliated purchaser, under short-term arrangements using market sensitive pricing. As of August 7, 2008, field operations at the underlying properties returned to substantially normal operations, although it took until mid-August before the marketing of crude oil production normalized to the sales process and volumes that existed prior to July 18, 2008.

        On October 28, 2009, a bankruptcy judge confirmed the SemGroup Fourth Amended Plan of Reorganization (the "Plan"). Under the Plan, producers are to recover a portion of their undisputed allowed claims against SemCrude and certain of its affiliates, including Eaglwing (collectively, the "SemGroup"). The amount recoverable by each producer depends on various factors, including the dates of sale to the SemGroup. Pursuant to the Plan, producers that sold oil and gas to the SemGroup on and between July 2, 2008 and July 22, 2008 (the "July Sales") are to receive 100% of their undisputed allowed claims and producers that sold oil and gas to the SemGroup between June 1, 2008 and July 1, 2008 are to receive a proportionate allocation of the remaining cash for the allowed secured producer claims.

        On December 1, 2009, the SemGroup filed with the bankruptcy court a verification that the conditions had been met for the Plan to become effective and that the settlement with producers proposed in the Plan would be funded, and in connection therewith, emerged from bankruptcy. The Plan acknowledges that there may be disagreement between the SemGroup and the various producers as to the amount to be paid for July Sales. The Plan requires producers to work with the court-approved producer representative to resolve any discrepancy between the amount of any claim for July Sales filed by the producer and the amount that the SemGroup listed in its disclosure schedules to the

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—OTHER EVENTS (Continued)

Plan. Vess Oil and Murfin Drilling, as operators of the underlying properties, have agreed with the bankruptcy court as to the amount of settlement due for the July Sales associated with the underlying properties. Although a settlement has been reached, it is currently estimated the earliest the SemGroup will be able to forward a payment to interest owners, inclusive of MV Partners, for the claims for July Sales will be towards the end of the first quarter or during the second quarter of 2010; however, there can be no assurance as to the timing of the actual payment. The proceeds from the sale of oil volumes of MV Partners during June 2008 are still pending the outcome of the bankruptcy proceedings. Any such collections will be treated as revenues for purposes of calculating the Trust's net profits interest in the quarter that such collections are received.

        Because of the nonpayment by Eaglwing and the decreased sales during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the Trust with respect to the net profits interest relating thereto. Neither the Trust nor the Trust unitholders were liable for any costs in excess of net proceeds; however, the Trust was not entitled to receive any distributions from MV Partners until future net proceeds exceeded the total of those excess costs, plus interest at the prime rate. As a result, the quarterly distribution in January 2009 was substantially impacted.

Subsequent event

        The first quarterly distribution for 2010 was $6,612,500, or $0.575 per Trust unit, and was made on January 25, 2010 to Trust unitholders owning Trust units as of January 15, 2010. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2009 through December 31, 2009, including all hedge contract settlements. The Trustee also withheld $176,558 from the distribution for future Trust expenses. This quarterly payment was for 191,899 net barrels of oil equivalent (unaudited).

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        In December 2009, the Trust adopted revised oil and gas reserve estimation and disclosure requirements. The primary impact of the new disclosures is to conform the definition of proved reserves with the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008. The accounting standards update revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period before the end of the year, rather than the year-end price, be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2009 has been presented in accordance with the new reserve estimation and disclosure rules, which may not be applied retrospectively. The 2006, 2007 and 2008 data are presented in accordance with SEC oil and gas disclosure requirements effective during those periods. Adoption of the new rules had no effect on the 2009 financial statements.

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2006, 2007, 2008 and 2009 are based on reports of Cawley, Gillespie & Associates, Inc., independent

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

petroleum and geological engineers, and the contract property management engineering staff of the managers of MV Partners who operate the underlying properties, in accordance with the provisions of accounting literature for Oil and Gas Extractive Activities. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil, natural gas, and natural gas liquids reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

        The reserve data below represent estimates only and should not be construed as being exact. Moreover, the discounted values should not be construed as representative of the current market value of the Net Profits Interest. A market value determination would include many additional factors including: (i) anticipated future oil and gas prices; (ii) the effect of federal income taxes, if any, on the Trust; (iii) an allowance for return on investment; (iv) the effect of governmental legislation; (v) the value of additional potential reserves, not considered proved at present, which may be recovered as a result of further exploration and development activities; and (vi) other business risks.

        The following tables set forth (i) the estimated net quantities of proved, proved developed and proved undeveloped oil, natural gas and natural gas liquids reserves attributable to the Trust, and (ii) the standardized measure of the discounted future net profits interest income attributable to the Trust and the nature of changes in such standardized measure between years. These tables are prepared on the accrual basis, which is the basis on which MV Partners maintains its production records and is different from the basis on which the Trust is reporting.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)
Proved reserves
Balance at December 31, 2006(1)	11,075,582	922,983	69,870
Revisions of previous estimates	(117,965)	(16,306)	(20,835)
Production	(787,380)	(79,960)	(4,126)

Balance at December 31, 2007	10,170,237	826,717	44,909
Revisions of previous estimates	(48,210)	100,697	(6,817)
Production	(770,168)	(80,922)	(4,262)

Balance at December 31, 2008	9,351,859	846,492	33,830
Revisions of previous estimates	86,958	(195,805)	1,426
Production	(755,635)	(68,817)	(4,094)

Balance at December 31, 2009	8,683,182	581,870	31,162

Proved developed reserves
December 31, 2006(1)	9,555,319	922,983	69,870

December 31, 2007	8,730,051	826,717	44,909

December 31, 2008	7,997,578	846,492	33,830

December 31, 2009	7,396,975	581,870	31,162

Proved undeveloped reserves
December 31, 2006(1)	1,520,263	—	—

December 31, 2007	1,440,186	—	—

December 31, 2008	1,354,281	—	—

December 31, 2009	1,286,207	—	—

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

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Estimates of future net cash flows from proved reserves of crude oil, natural gas, and natural gas liquids are computed using year-end prices for 2007 and 2008 and the average, first-day-of-the-month price during the 12-month period for 2009.

	December 31,
	2007	2008	2009
Future cash inflows	$934,463,200	$354,736,625	$471,675,150
Future costs
Production	(256,988,950)	(198,712,475)	(208,693,575)
Development	(14,630,400)	(13,134,800)	(12,843,200)

Future net cash flows	662,843,850	142,889,350	250,138,375
Less 10% discount factor	(295,634,900)	(63,024,768)	(103,272,462)

Standardized measure of discounted future net cash flows	$367,208,950	$79,864,582	$146,865,913

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

	2007	2008	2009
Standardized measure at beginning of year(1)	$214,850,075	$367,208,950	$79,864,582
Net proceeds to the Trust	(33,581,080)	(21,356,403)	(19,024,707)
Proceeds not received for June and July production (See Note J)	—	(11,884,968)	—
Net 2008 fourth quarter deficiency settled in January 2009	—	4,839,426	(4,839,426)
Net payments made to settle hedge contracts	(2,810,534)	(18,445,426)	(3,133,176)
Payments made to settle 2008 fourth quarter hedge contracts made in January 2009	—	(10,207,118)	10,207,118
Amounts received to settle hedges and other derivatives	999,963	—	4,652,180

Net proceeds to the Trust, exclusive of net payments made to settle hedge contracts	(35,391,651)	(57,054,489)	(12,138,011)
Net changes in price and production costs	175,001,401	(262,367,137)	68,625,211
Changes in estimated future development costs	(4,307,851)	(1,007,738)	(630,763)
Development costs incurred during the year	2,975,920	2,454,400	1,806,000
Revisions of quantity estimates	(5,064,671)	(346,881)	1,611,198
Accretion of discount	21,485,008	36,720,895	7,986,458
Other	(2,339,281)	(5,743,418)	(258,762)

Standardized measure at end of year	$367,208,950	$79,864,582	$146,865,913

(1)
The conveyance of the net profits interest took place on January 24, 2007, however the reserves for 2007 are presented as of December 31, 2006. MV Oil Trust also received revenue associated with the production for the months of July 2006 through December 2006.

        Prices in effect at December 31, 2007 and 2008 and the average, first-day-of-the-month price during the 12-month period for 2009 used in determining future net revenues related to the standardized measure calculation are as follows:

	2007	2008	2009
Oil (per Bbl)	$91.01	$37.35	$53.96
Gas (per Mcf)	$6.46	$5.63	$3.51
NGL (per Bbl)	$78.63	$19.98	$33.87

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE L—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2009:
Income from net profits interest and hedge and other derivative activities	$1,481	$5,069	$5,477	$6,998
Distributable income	$981	$4,819	$5,302	$6,843
Distributions per unit	$0.0853	$0.4190	$0.4610	$0.5950
2008:
Income from net profits interest and hedge and other derivative activities	$7,352	$6,150	$7,855	$—
Distributable income	$7,322	$6,000	$7,455	$—
Distributions per unit	$0.6367	$0.5217	$0.6483	$0.0000

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Evaluation of disclosure controls and procedures.    The trustee maintains disclosure controls and procedures designed to ensure that information to be disclosed by the trust in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and regulations promulgated by the SEC. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the trust is accumulated and communicated by MV Partners to The Bank of New York Mellon Trust Company, N.A., as trustee of the trust, and its employees who participate in the preparation of the trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, the trustee carried out an evaluation of the trust's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the trustee, has concluded that the disclosure controls and procedures of the trust are effective.

        Due to the contractual arrangements of (i) the trust agreement and (ii) the conveyance of the net profits interest, the trustee relies on (A) information provided by MV Partners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the trust's independent reserve engineers. See Item 1A. Risk Factors "—The trust and the public trust unitholders have no voting or managerial rights with respect to MV Partners, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties" in this Form 10-K, and "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" for a description of certain risks relating to these arrangements and reliance on information when reported by MV Partners to the trustee and recorded in the trust's results of operations.

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 31, 2009, there has been no change in the trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trust's internal control over financial reporting relating to the trust. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

        As of December 31, 2009, the trustee assessed the effectiveness of the trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

        Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements of the trust included in this annual report on Form 10-K, has also audited the effectiveness of the trust's internal control over financial reporting as of December 31, 2009, as stated in their accompanying report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
MV Oil Trust

        We have audited MV Oil Trust's (the "Trust") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        In our opinion, MV Oil Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and trust corpus of MV Oil Trust as of December 31, 2008 and 2009, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Wichita, Kansas
March 16, 2010

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the trust units to file with the SEC reports regarding their ownership and changes in ownership of the trust units. The trustee believes that, during 2009, the trust's 10 percent unitholders complied with all Section 16(a) filing requirements. In making these statements, the trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the trust.

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

Item 11.    Executive Compensation.

        During the year ended December 31, 2009, the trustee received compensation from the trust in the amount of $150,000. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)    Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 12, 2010 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
MV Energy, LLC(2)	2,875,000	25.0%
VAP-I, LLC(2)	1,437,500	12.5%
ZLP Fund, L.P.(3)	583,742	5.1%

(1)
Based on 11,500,000 trust units outstanding as of March 12, 2010.

(2)
The address of each of MV Energy and VAP-I is 1700 Waterfront, Building 500, Wichita, Kansas 67206. MV Energy is the managing member of VAP-I. As a result, MV Energy has sole voting and investment power with respect to the trust units held by VAP-I. Each of MV Energy and VAP-I is the record owner of 1,437,500 trust units. The information is based on Form 4 filings with the SEC on January 31, 2007.

(3)
The address of ZLP Fund, L.P. is 535 Madison Avenue, 6th Floor, New York, New York, 10022. ZLP Fund, L.P. Zimmer Lucas Partners, LLC, Zimmer Lucas Capital, LLC, Stuart J. Zimmer and Craig M. Lucas exercise shared voting and dispositive power over these units. The information is based on a Schedule 13G filed with the SEC on February 16, 2010.

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

Administrative Services Agreement

        The trust has entered into an administrative services agreement with MV Partners that obligates the trust, throughout the term of the trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the trust relating to the net profits interest. The annual fee was a total of $67,492 for 2009, which will increase by 4% each year. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and MV Partners.

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

Item 14.    Principal Accounting Fees and Services.

        The trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the trustee.

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2008 and 2009 and fees billed for other services rendered by Grant Thornton LLP.

	2008	2009
Audit fees	$166,118	$170,775
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$166,118	$170,775

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)(1)    Financial Statements

        The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:

  (a)(2)    Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (a)(3)    Exhibits

Exhibit Number			Description
3.1		—	Certificate of Trust of MV Oil Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on August 14, 2006 (Registration No. 333-136609))

3.2		—	Amended and Restated Trust Agreement, dated January 24, 2007, among MV Partners, LLC, The Bank of New York Trust Company, N.A. and Wilmington Trust Company. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.1		—	Conveyance of Net Profits Interest, dated January 24, 2007, from MV Partners, LLC to The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.2		—	Administrative Services Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.3		—	Registration Rights Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.4		—	Assignment of Hedge Proceeds, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

31.1	*	—	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*		Report of Cawley, Gillespie & Associates, Inc., Petroleum Consultants

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MV OIL TRUST
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE
By:	/s/ MIKE ULRICH Mike Ulrich Vice President

March 16, 2010

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

INDEX TO EXHIBITS

Exhibit Number			Description
3.1		—	Certificate of Trust of MV Oil Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on August 14, 2006 (Registration No. 333-136609))

3.2		—	Amended and Restated Trust Agreement, dated January 24, 2007, among MV Partners, LLC, The Bank of New York Trust Company, N.A. and Wilmington Trust Company. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.1		—	Conveyance of Net Profits Interest, dated January 24, 2007, from MV Partners, LLC to The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.2		—	Administrative Services Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.3		—	Registration Rights Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.4		—	Assignment of Hedge Proceeds, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

31.1	*	—	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*		Report of Cawley, Gillespie & Associates, Inc., Petroleum Consultants

*
Filed herewith.