Form 10-Q
period 2010-03-31
MV Oil Trust
filed 2010-05-07
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 1-33219

MV OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-6554331 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

         As of May 6, 2010, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended March 31,
	2010	2009
Income from net profits interest and hedge activities	$6,789,058	$1,481,439
Net repayments to MV Partners	—	(250,000)
Cash on hand used for Trust expenses	34,769	10,355
General and administrative	(211,327)	(260,350)

Distributable income	$6,612,500	$981,444

Distributions per unit (11,500,000 units issued and outstanding at March 31, 2010 and 2009)	$0.575	$0.0853

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash	$32,196	$66,965
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(11,857,546)	(11,018,255)

Total assets	$38,558,325	$39,432,385

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at March 31, 2010 and December 31, 2009	$38,558,325	$39,432,385

The accompanying notes are an integral part of these condensed financial statements.

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended March 31,
	2010	2009
Trust corpus, beginning of period	$39,432,385	$42,794,682
Cash proceeds	6,789,058	1,481,439
Net repayments to MV Partners	—	(250,000)
Cash distributions	(6,612,500)	(981,444)
Trust expenses	(211,327)	(260,350)
Amortization of net profits interest	(839,291)	(869,622)

Trust corpus, end of period	$38,558,325	$41,914,705

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

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and March 31, 2009, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Presentation (Continued)

Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2009.

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

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Trust Accounting Policies (Continued)

        No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2010 that would impact the financial statements of the Trust.

Note 4—Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest and Hedge Activities

	Three months ended March 31,
	2010	2009
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$8,468,140	$7,963,273
Amounts received to settle hedges	18,183	—

Total of cash receipts over cash disbursements	8,486,323	7,963,273
Times net profits interest over the term of the Trust	80%	80%

Income from net profits interest and hedge activities	6,789,058	6,370,618
Recovery of deficiency from fourth quarter 2008	—	(4,889,179)
MV Partners reserve for future capital expenditures(2)	—	—

Total cash proceeds received by the Trust(3)	$6,789,058	$1,481,439

(1)
Per terms of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Per terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. MV Partners did not withhold any dollar amounts during the three months ended March 31, 2010 or March 31, 2009. The reserve balance was $0.75 million at each of March 31, 2010 and March 31, 2009.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Income from Net Profits Interest and Hedge Activities (Continued)

(3)
The cash proceeds received by the Trust are based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the Trust during the quarter ended March 31, 2010 substantially represents the production by MV Partners from September 2009 through November 2009 and the cash received by the Trust during the quarter ended March 31, 2009 substantially represents the production by MV Partners from September 2008 through November 2008.

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

        As publicly reported, on July 22, 2008, SemCrude, L.P. ("SemCrude") and certain of its affiliates, including Eaglwing, L.P. ("Eaglwing"), filed voluntarily petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. SemCrude was a counterparty to some of MV Partners' fixed price swap contracts during 2008. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008, after which date further sales to Eaglwing were terminated. Payment for approximately $9.5 million of the June sales to Eaglwing was due by July 20, 2008, and payment for approximately $5.9 million of the July sales to Eaglwing was due by August 20, 2008. The specified dollar amounts are associated with all production from the underlying properties, and not just the 80% portion attributable to the net profits interest held by the Trust.

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

        On December 1, 2009, the SemGroup filed with the bankruptcy court a verification that the conditions had been met for the Plan to become effective and that the settlement with producers proposed in the Plan would be funded, and in connection therewith, emerged from bankruptcy. During April 2010, MV Partners received payment of $5.6 million, representing 100% of its claims for July Sales. Because MV Partners received this payment in April 2010, such amount will be used in the calculation of net proceeds attributable to the net profits interest of the Trust for the second quarter of 2010. The proceeds from the sale of oil volumes of MV Partners during June 2008 and for July 1, 2008 are still pending the outcome of the bankruptcy proceedings. Any collections of such proceeds will be treated as revenues for purposes of calculating the Trust's net profits interest in the quarter that such collections are received.

        The first quarterly distribution during 2010 was $ 0.575 per Trust unit and was made on January 25, 2010 to Trust unitholders owning Trust units as of January 15, 2010. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2009 through December 31, 2009. This distribution also included 80% of all amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from October 1, 2009 to December 31, 2009.

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

Note 8—Advance for Trust Expenses

        Under the terms of the Trust agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the quarter ended March 31, 2010, there were no borrowings or amounts owed for

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8—Advance for Trust Expenses (Continued)

money borrowed in previous quarters. During the quarter ended March 31, 2009, the Trustee repaid $250,000 borrowed in previous quarters. Since the Trust is on the cash basis of accounting, a liability was not recorded for this advance. Advances are shown as additions to Trust Corpus and repayments are shown as reductions to Trust Corpus.

Note 9—Subsequent Events

        The second quarterly distribution during 2010 was $0.605 per Trust unit and was made on April 23, 2010 to Trust unitholders owning Trust units as of April 15, 2010. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2010 through March 31, 2010. This distribution included 80% of all amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from January 1, 2010 to March 31, 2010.

        During April 2010, MV Partners received payment of $5.6 million from its claims for July Sales. This payment will be included in the calculation of the net profits interest for the quarter ended June 30, 2010.

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

Results of Operations for the Quarters Ended March 31, 2010 and 2009

        Eaglwing, L.P. ("Eaglwing"), an affiliate of SemCrude, L.P. ("SemCrude," and together with Eaglwing, the "SemGroup"), purchased substantially all of the oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and filed bankruptcy on July 22, 2008. Beginning July 18, 2008, substantially all of the production from the underlying properties subject to the net profits interest went into on-location storage tanks and a portion of the oil production was shut-in pending resolution of the marketing process for the production. From July 18, 2008 until July 31, 2008, only minor amounts of crude oil production from the underlying properties were sold. As of July 31, 2008, Vess Oil and Murfin Drilling recommenced general sales of production from the underlying properties, to several purchasers other than Eaglwing, including MV Purchasing, LLC ("MV Purchasing"), under short-term arrangements using market sensitive pricing. MV Purchasing is majority owned by the indirect equity owners of MV Partners. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Since mid-August 2008, three purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may be acquired by one or more single purchasers. For the quarter ended March 31, 2010, MV Purchasing purchased a majority of the production from the underlying properties. Because of the nonpayment by Eaglwing and decreased crude oil sales by MV Partners during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the Trust with respect to the net profits interest relating thereto. See "—Other Events."

        For the three months ended September 30, 2008, direct operating expenses and lease equipment and development costs from the underlying properties exceeded revenues from the underlying properties by an aggregate of $6,049,283 (with the Trust's 80% portion equal to $4,839,426). The deficiency was primarily attributable to the failure of Eaglwing to pay MV Partners the aggregate of approximately $15.5 million originally owing for Eaglwing's purchase of production during June 2008 and the first 18 days of July 2008 and a related decrease in sales of oil production in July and August 2008. Included in the amounts for the three-month period are payments to settle hedges totaling $12,758,898 for the three months ended September 30, 2008. No amounts were received to settle hedges for the three months ended September 30, 2008.

        The cash received by the Trust from MV Partners during the quarter ended March 31, 2010 substantially represents the production by MV Partners from September 2009 through November 2009. The cash received by the Trust during the quarter ended March 31, 2009 substantially represents the production by MV Partners from September 2008 through November 2008. The revenues from oil production are typically received by MV Partners one month after production. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $504,867 to $8,468,140 for the three months ended December 31, 2009 from $7,963,273 for the three months ended December 31, 2008. Included in these amounts are payments to settle hedges totaling $1,415,159 during the three months ended December 31, 2009 and $3,429,721 during the three months ended December 31, 2008. In addition, amounts received to settle hedges were $18,183 for the three months ended December 31, 2009 and $0 for the period ended December 31, 2008, which resulted in a total cash receipts over cash disbursements of $8,486,323 and $7,963,273, respectively. The Trust's net profits interest (80%) of these totals are $6,789,058 and $6,370,618, respectively. As a result of the $4,839,426 deficiency in the three months ended September 30, 2008, the payment made by MV Partners to the Trust during the quarter ended March 31, 2009 took into account the recovery of such $4,839,426, plus $49,753 in interest as contemplated by the conveyance creating the Trust's net profits interest, resulting in income from net profits interest and hedge activities of $1,481,439 for the quarter ended March 31, 2009.

        The Trustee paid general and administrative expenses of $211,327 and $260,350 for the quarters ended March 31, 2010 and 2009, respectively. The distributable income for the quarter ended March 31, 2010 was $6,612,500, an increase of $5,631,056 from a distributable income of $981,444 for the quarter ended March 31, 2009.

        The average price received for crude oil sold was $67.43 per Bbl and the average price received for natural gas sold was $2.51 per Mcf for the period from October 1, 2009 through December 31, 2009. The average price received for crude oil sold was $73.97 per Bbl and the average price received for natural gas sold was $5.34 per Mcf for the period from October 1, 2008 through December 31, 2008.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from October 1, 2009 through December 31, 2009 were 188,542 Bbls of oil, 16,369 Mcf of natural gas and 969 Bbls of natural gas liquids for a total equivalent barrels of oil of 191,899.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from October 1, 2008 through December 31, 2008 were 195,131 Bbls of oil, 17,898 Mcf of natural gas and 1,116 Bbls of natural gas liquids for a total equivalent barrels of oil of 198,840.

        As noted above, the amounts included in the accompanying financial statements for the Trust's quarter ended March 31, 2010 reflect cash received by the Trust during the quarter. Such cash is primarily derived from production by MV Partners from September 2009 through November 2009. MV Partners distributed cash to the Trust in April 2010 that will be reflected in the Trust's financial statements for the quarter ending June 30, 2010. The cash distributed to the Trust in April 2010 was primarily derived from production by MV Partners from December 2009 through February 2010. The discussion below relates to cash received by MV Partners during the quarters ended March 31, 2010 and 2009 and distributed to the Trust in April 2010 and 2009, respectively, which will be reflected in the Trust's financial statements for the quarter ending June 30, 2010.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $5,949,348 to $8,938,079 for the period from January 1, 2010 through March 31, 2010 from $2,988,731 for the period from January 1, 2009 through March 31, 2009. In addition, amounts received to settle hedges decreased $3,346,935 to $0 for the period from January 1, 2010 through March 31, 2010 from $3,346,935 for the period from January 1, 2009 through

March 31, 2009, which resulted in total cash receipts over cash disbursements of $8,938,079 and $6,335,666, respectively, for the two periods. The Trust's net profits interest (80%) of these totals were $7,150,463 and $5,068,533, respectively, which was decreased by a Trust holdback for future expenses of $192,963 for the quarter ending June 30, 2010 and repayment of an advance of $250,000 for the quarter ended June 30, 2009, respectively, resulting in distributable income of $6,957,500 and $4,818,533 for the quarters ending June 30, 2010 and 2009, respectively.

        During April 2010, MV Partners received payment of $5.6 million in connection with the SemGroup bankruptcy, representing 100% of its claims for oil and gas sold to Eaglwing on and between July 2, 2008 and July 22, 2008 (the "July Sales"). Because MV Partners received this payment in April 2010, such amount will be used in the calculation of net proceeds attributable to the net profits interest of the Trust for the second quarter of 2010.

        The average price received for crude oil sold was $69.32 per Bbl while the average price received for natural gas sold was $4.13 per Mcf for the period from January 1, 2010 through March 31, 2010. The average price received for crude oil sold was $34.16 per Bbl while the average price received for natural gas sold was $3.53 per Mcf for the period from January 1, 2009 through March 31, 2009.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from January 1, 2010 through March 31, 2010 were 187,507 Bbls of oil, 15,555 Mcf of natural gas and 694 Bbls of natural gas liquids for a total equivalent barrels of oil of 190,551.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from January 1, 2009 through March 31, 2009 were 195,149 Bbls of oil, 18,535 Mcf of natural gas and 1,014 Bbls of natural gas liquids for a total equivalent barrels of oil of 198,897.

Liquidity and Capital Resources

        Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust's liabilities for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities. The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. The Trust expense holdback in the third quarter of 2008 was not sufficient to pay the third quarter expenses, so the Trust borrowed $100,000 from MV Partners to pay Trust expenses during the quarter ended September 30, 2008. The Trust borrowed an additional $150,000 from MV Partners during the quarter ended December 31, 2008. Both of these advances were repaid during the quarter ended March 31, 2009. The Trustee withheld an additional $250,000 as a reserve against future expenses during the quarter ended March 31, 2009. During the quarter ended March 31,

2010, there were no borrowings; there was also no outstanding amount for any money borrowed in previous quarters.

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

        During April 2010, MV Partners received payment of $5.6 million in connection with the SemGroup bankruptcy, representing 100% of its claims for the July Sales. Because MV Partners received this payment in April 2010, such amount will be used in the calculation of net proceeds attributable to the net profits interest of the Trust for the second quarter of 2010. See "—Other Events."

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

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. From April 1, 2010 through December 31, 2010, MV Partners' crude oil price risk management positions in swap contracts are as follows:

	Fixed Price Swaps
Month	Volumes (Bbls)	Weighted Average Price (Per Bbl)
April 2010	53,150	$65.03
May 2010	53,150	65.03
June 2010	53,150	65.03
July 2010	53,150	65.03
August 2010	53,150	65.03
September 2010	53,150	65.03
October 2010	53,150	65.03
November 2010	53,150	65.03
December 2010	53,150	65.03

        MV Partners has agreed to convey to the Trust 80% of all proceeds that it receives upon settlement of the hedge contracts. There are certain risks associated with this conveyance in the event that MV Partners becomes involved as a debtor in bankruptcy proceedings. See "Risk Factors—If the financial position of MV Partners degrades in the future, MV Partners may not be able to satisfy its obligations to the trust" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2009. In addition, the aggregate amounts paid by MV Partners on settlement of the hedge contracts will be deducted from the gross proceeds available for payment to the Trust under the net profits interest. See "Business—Computation of Net Proceeds—Net Profits Interest" also contained in the Trust's Annual Report on Form 10-K for the year ended December 31, 2009.

Other Events

        As publicly reported, on July 22, 2008, SemCrude and certain of its affiliates, including Eaglwing, filed voluntarily petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008, after which date further sales to Eaglwing were terminated. Payment for approximately $9.5 million of sales in June to Eaglwing was due by July 20, 2008, and payment for approximately $5.9 million of sales in July to Eaglwing was due by August 20, 2008. The specified dollar amounts are associated with all production from the underlying properties, and not just the 80% portion attributable to the net profits interest held by the Trust.

        On October 28, 2009, a bankruptcy judge confirmed the SemGroup Fourth Amended Plan of Reorganization (the "Plan"). Under the Plan, producers are to recover a portion of their undisputed allowed claims against the SemGroup. The amount recoverable by each producer depends on various factors, including the dates of sale to the SemGroup. Pursuant to the Plan, producers are to receive 100% of their undisputed allowed claims for July Sales and producers that sold oil and gas to the

SemGroup between June 1, 2008 and July 1, 2008 are to receive a proportionate allocation of the remaining cash for the allowed secured producer claims.

        On December 1, 2009, the SemGroup filed with the bankruptcy court a verification that the conditions had been met for the Plan to become effective and that the settlement with producers proposed in the Plan would be funded, and in connection therewith, emerged from bankruptcy. During April 2010, MV Partners received payment of $5.6 million, representing 100% of its claims for July Sales. Because MV Partners received this payment in April 2010, such amount will be used in the calculation of net proceeds attributable to the net profits interest of the Trust for the second quarter of 2010. The proceeds from the sale of oil volumes of MV Partners during June 2008 and for July 1, 2008 are still pending the outcome of the bankruptcy proceedings. Any collections of such proceeds will be treated as revenues for purposes of calculating the Trust's net profits interest in the quarter that such collections are received.

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

Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although MV Partners advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2009, including under the section "Item 1A. Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The only assets of and sources of income to the Trust are cash and the net profits interest, which generally entitle the Trust to receive 80% of the net proceeds from oil and gas production from the underlying properties, and the Trust's interest in the hedge contracts, which generally entitle the Trust to receive 80% of any proceeds received by MV Partners from the settlement of certain hedges in existence on January 24, 2007. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. For more information regarding the hedge contracts, please see "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Hedge Contracts" in this

Form 10-Q and "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Hedge Contracts" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2009. Although the Trust may borrow money to pay expenses of the Trust, the amount of any such borrowings is unlikely to be material to the Trust. As a result, the Trust is not subject to any material interest rate market risk.

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

        Due to the contractual arrangements of (i) the Trust Agreement and (ii) the conveyance of the net profits interest, the Trustee relies on (A) information provided by MV Partners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See "Risk Factors—The trust and the public trust unitholders have no voting or managerial rights with respect to MV Partners, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2009, and "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2009, for a description of certain risks relating to these arrangements and reliance on information when reported by MV Partners to the Trustee and recorded in the Trust's results of operations.

        Changes in Internal Control over Financial Reporting.    During the quarter ended March 31, 2010, there was no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        There have not been any material changes from the risk factors previously disclosed in the Trust's response to Item 1A. to Part 1 of its Form 10-K for the year ended December 31, 2009.

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

Date: May 7, 2010

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