Form 10-Q
period 2010-06-30
MV Oil Trust
filed 2010-08-04
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 1-33219

MV OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware	06-6554331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of August 3, 2010, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MV OIL TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Income from net profits interest and hedge activities	$7,150,463	$5,068,533	$13,939,521	$6,549,972
Net repayments to MV Partners	—	—	—	(250,000)
Cash on hand used for (withheld for) Trust expenses	31,526	(14,803)	66,295	(4,448)
General and administrative expenses (includes $17,548 and $33,746 paid to MV Partners during the three months ended June 30, 2010 and 2009, respectively, and $35,096 and $33,746 during the six months ended June 30, 2010 and 2009, respectively)	(224,489)	(235,196)	(435,816)	(495,545)

Distributable income	$6,957,500	$4,818,534	$13,570,000	$5,799,979

Distributions per unit (11,500,000 units issued and outstanding)	$0.6050	$0.4190	$1.1800	$0.5043

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash	$670	$66,965
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(12,690,942)	(11,018,255)

Total Assets	$37,693,403	$39,432,385

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at June 30, 2010 and December 31, 2009	$37,693,403	$39,432,385

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Trust corpus, beginning of period	$38,558,325	$41,914,705	$39,432,385	$42,794,682
Cash proceeds	7,150,463	5,068,533	13,939,521	6,549,972
Net repayments to MV Partners	—	—	—	(250,000)
Cash distributions	(6,957,500)	(4,818,534)	(13,570,000)	(5,799,979)
Trust general and administrative expenses	(224,489)	(235,196)	(435,816)	(495,545)
Amortization of net profits interest	(833,396)	(869,925)	(1,672,687)	(1,739,547)

Trust corpus, end of period	$37,693,403	$41,059,583	$37,693,403	$41,059,583

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

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and June 30, 2009, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

Note 3—Trust Accounting Policies

        The Trust uses the cash basis of accounting to report Trust receipts of the term net profits interest, receipts under the hedge contracts and payments of expenses incurred. The term net profits interest is revenues (oil, gas and natural gas liquid sales net of any payments made in connection with the settlement of the hedge contracts) less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment cost and lease development expenses (which are capitalized in financial statements prepared in accordance with generally accepted accounting principles) of the underlying properties times 80% (term net profits interest percentage). In addition, the Trust will be entitled to receive 80% of all payments received by MV Partners upon settlement of the hedge contracts. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust's net profits interest, which is on a cash basis of accounting. Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to MV Partners and out-of-pocket expenses, are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the investment in the net profits interest is recorded on a unit-of-production method in the period in which the cash is received with respect to such production. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus.

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

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Trust Accounting Policies (Continued)

        No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2010 that would impact the financial statements of the Trust.

Note 4—Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest and Hedge Activities

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$8,938,079	$2,988,731	$17,406,219	$10,952,004
Amounts received to settle hedges	0	3,346,935	18,183	3,346,935

Total of cash receipts over cash disbursements	8,938,079	6,335,666	17,424,402	14,298,939
Times net profits interest over the term of the Trust	80%	80%	80%	80%

Income from net profits interest and hedge activities	7,150,463	5,068,533	13,939,521	11,439,151
Recovery of deficiency from fourth quarter 2008	—	—	—	(4,889,179)
MV Partners reserve for future capital expenditures(2)	—	—	—	—

Total cash proceeds received by the Trust(3)	$7,150,463	$5,068,533	$13,939,521	$6,549,972

(1)
Per terms of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Per terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. MV Partners did not withhold any dollar amounts during the six months ended June 30, 2010 or June 30, 2009. The reserve balance was $0.75 million at each of June 30, 2010 and June 30, 2009.

(3)
The cash proceeds received by the Trust are based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Income from Net Profits Interest and Hedge Activities (Continued)

  production, thus the cash received by the Trust during the quarter ended June 30, 2010 substantially represents the production by MV Partners from December 2009 through February 2010 and the cash received by the Trust during the quarter ended June 30, 2009 substantially represents the production by MV Partners from December 2008 through February 2009. The cash received by the Trust during the six months ended June 30, 2010 substantially represents the production by MV Partners from September 2009 through February 2010 and the cash received by the Trust during the six months ended June 30, 2009 substantially represents the production by MV Partners from September 2008 through February 2009.

Note 6—Income Taxes

        The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 7—Distributions to Unitholders

        MV Partners makes quarterly payments of the net profits interest to the Trust. The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 25th day of the month following the end of each quarter to the Trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust during the preceding quarter, over the expenses of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.

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

        On October 26, 2009, a bankruptcy judge confirmed the SemGroup Fourth Amended Plan of Reorganization (the "Plan"). Under the Plan, producers are to recover a portion of their undisputed allowed claims against SemCrude and certain of its affiliates, including Eaglwing (collectively, the "SemGroup"). The amount recoverable by each producer depends on various factors, including the dates of sale to the SemGroup. Pursuant to the Plan, producers that sold oil and gas to the SemGroup on and between July 2, 2008 and July 22, 2008 (the "July Sales") are to receive 100% of their

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Distributions to Unitholders (Continued)

undisputed allowed claims and producers that sold oil and gas to the SemGroup between June 1, 2008 and July 1, 2008 are to receive a proportionate allocation of the remaining cash for the allowed secured producer claims.

        On December 1, 2009, the SemGroup filed with the bankruptcy court a verification that the conditions had been met for the Plan to become effective and that the settlement with producers proposed in the Plan would be funded, and in connection therewith, emerged from bankruptcy. In April 2010, MV Partners received payment of $5,627,233, representing 100% of its claims for July Sales. Because MV Partners received this payment in April 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the second quarter of 2010 and will be reflected in the Trust's third quarter of 2010 financial statements. The proceeds from the sale of oil volumes of MV Partners during June 2008 and for July 1, 2008 are still pending the outcome of the bankruptcy proceedings. Any collections of such proceeds will be treated as revenues for purposes of calculating the Trust's net profits interest in the quarter that such collections are received.

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

        The second quarterly distribution during 2010 was $0.605 per Trust unit and was made on April 23, 2010 to Trust unitholders owning Trust units as of April 15, 2010. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2010 through March 31, 2010. There were no amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from January 1, 2010 to March 31, 2010.

        The first quarterly distribution during 2009 was $ 0.08534252 per Trust unit and was made on January 26, 2009 to Trust unitholders owning Trust units as of January 15, 2009. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2008 through December 31, 2008. There were no amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from October 1, 2008 to December 31, 2008. This distribution reflects that there were sufficient net proceeds collected by MV Partners to cover the excess expenses and costs over revenues of an aggregate of $6,049,283 (with the Trust's 80% portion equal to $4,839,426) from the underlying properties for the three months ended September 30, 2008, plus interest of $49,753. As noted above, Eaglwing purchased substantially all of the oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and subsequently filed bankruptcy. Because of the nonpayment by Eaglwing and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Distributions to Unitholders (Continued)

through September 30, 2008 for MV Partners to distribute cash to the Trust with respect to the net profits interest relating thereto. As a result, the scheduled quarterly distribution by the Trust in October 2008 was not made and the January 2009 distribution was substantially impacted.

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

Note 8—Advance for Trust Expenses

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the quarters ended June 30, 2010 and 2009, there were no borrowings or amounts owed for money borrowed in previous quarters. Advances are shown as additions to Trust Corpus and repayments are shown as reductions to Trust Corpus.

Note 9—Subsequent Events

        The third quarterly distribution during 2010 was $0.965 per Trust unit and was made on July 23, 2010 to Trust unitholders owning Trust units as of July 15, 2010. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2010 through June 30, 2010. This distribution also included 80% of the $5,627,233 payment received by MV Partners for the July Sales in April 2010 in connection with the SemGroup bankruptcy. There were no amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from April 1, 2010 to June 30, 2010.

        During July 2010, MV Partners informed the Trust that, for the period from inception of the Trust to December 31, 2009, MV Partners had understated in its reports to the Trust in connection with the net profits interest the barrel quantities that have been produced from the underlying properties. Pursuant to MV Partners' recalculation, the underlying properties have produced 7,782 more barrels of oil equivalents (6,226 relating to the Trust's 80% net profits interest) than previously reported to the Trust. This adjustment in the production from the underlying properties does not increase the proceeds distributable to the Trust because the actual amount of cash collected formed the basis for paying the net profits interest; MV Partners has informed the Trust that, for timing reasons, many of the prior reportings utilized estimates of actual quantities of oil equivalents.

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

Results of Operations for the Quarters Ended June 30, 2010 and 2009

        Eaglwing, L.P. ("Eaglwing"), an affiliate of SemCrude, L.P. ("SemCrude," and together with Eaglwing, the "SemGroup"), purchased substantially all of the oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and filed bankruptcy on July 22, 2008. Beginning July 18, 2008, substantially all of the production from the underlying properties subject to the net profits interest went into on-location storage tanks and a portion of the oil production was shut-in pending resolution of the marketing process for the production. From July 18, 2008 until July 31, 2008, only minor amounts of crude oil production from the underlying properties were sold. As of July 31, 2008, Vess Oil Corporation and Murfin Drilling Company, Inc. recommenced general sales of production from the underlying properties, to several purchasers other than Eaglwing, including MV Purchasing, LLC ("MV Purchasing"), under short-term arrangements using market sensitive pricing. MV Purchasing is majority owned by the indirect equity owners of MV Partners. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Since mid-August 2008, three purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may be acquired by one or more single purchasers. For the quarter ended June 30, 2010, MV Purchasing purchased a majority of the production from the underlying properties. Because of the nonpayment by Eaglwing and decreased crude oil sales by MV Partners during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the Trust with respect to the net profits interest relating thereto. See "—Other Events."

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

        The cash received by the Trust from MV Partners during the quarter ended June 30, 2010 substantially represents the production by MV Partners from December 2009 through February 2010. The cash received by the Trust during the quarter ended June 30, 2009 substantially represents the production by MV Partners from December 2008 through February 2009. The revenues from oil production are typically received by MV Partners one month after production. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $5,949,348 to $8,938,079 for the period from January 1, 2010 through March 31, 2010 from $2,988,731 for the period from January 1, 2009 through March 31, 2009. Included in these amounts are payments to settle hedges totaling $1,790,668 for the period from January 1, 2010 through March 31, 2010 and $0 for the period from January 1, 2009 through March 31, 2009. In addition, amounts received to settle hedges decreased $3,346,935 to $0 for the period from January 1, 2010 through March 31, 2010 from $3,346,935 for the period from January 1, 2009 through March 31, 2009, which resulted in total cash receipts over cash disbursements of $8,938,079 and $6,335,666, respectively, for the two periods. The Trust's income from net profits interest and hedge activities (80%) of these totals were $7,150,463 and $5,068,533, respectively. The increase in such income in 2010 from 2009 is primarily attributable to higher realized prices for unhedged volumes of oil for the 2010 period as compared to the 2009 period.

        The Trustee paid general and administrative expenses of $224,489 and $235,196 for the quarters ended June 30, 2010 and 2009, respectively. The distributable income for the quarter ended June 30, 2010 was $6,957,500, an increase of $2,138,966 from distributable income of $4,818,534 for the quarter ended June 30, 2009.

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

        As noted above, the amounts included in the accompanying financial statements for the Trust's quarter ended June 30, 2010 reflect cash received by the Trust during the quarter. Such cash is primarily derived from production by MV Partners from December 2009 through February 2010. MV Partners distributed cash to the Trust in July 2010 that will be reflected in the Trust's financial statements for the quarter ending September 30, 2010. The cash distributed to the Trust in July 2010 was primarily derived from production by MV Partners from March 2010 through May 2010 and from receipt of funds collected in the SemGroup bankruptcy. The discussion below relates to cash received by MV Partners during the quarters ended June 30, 2010 and 2009 and distributed to the Trust in July 2010 and 2009, respectively, which will be reflected in the Trust's financial statements for the quarter ending September 30, 2010.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $9,641,209 to $14,143,363 for the period from April 1, 2010 through June 30, 2010 from $4,502,154 for the period from April 1, 2009 through June 30, 2009. In addition, amounts received to settle hedges decreased $2,344,003 to $0 for the period from April 1, 2010 through June 30, 2010 from $2,344,003 for the period from April 1, 2009 through June 30, 2009, which resulted in total cash receipts over cash disbursements of $14,143,363 and $6,846,157, respectively, for the two periods. The Trust's net profits interest (80%) of these totals were $11,314,690 and $5,476,925, respectively, which was decreased by a Trust holdback for future expenses of $217,190 for the quarter ending September 30, 2010 and repayment of an advance of $175,000 for the quarter ended September 30, 2009, respectively, resulting in distributable income of $11,097,500 and $5,301,925 for the quarters ending September 30, 2010 and 2009, respectively.

        In April 2010, MV Partners received payment of $5,627,233 in connection with the SemGroup bankruptcy, representing 100% of its claims for oil and gas sold to Eaglwing on and between July 2, 2008 and July 22, 2008 (the "July Sales"). Because MV Partners received this payment in April 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the second quarter of 2010 and will be reflected in the Trust's third quarter of 2010 financial statements.

        The average price received for crude oil sold was $72.99 per Bbl while the average price received for natural gas sold was $3.93 per Mcf for the period from April 1, 2010 through June 30, 2010. The average price received for crude oil sold was $45.59 per Bbl while the average price received for natural gas sold was $2.22 per Mcf for the period from April 1, 2009 through June 30, 2009.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from April 1, 2010 through June 30, 2010 were 190,324 Bbls of oil, 16,229 Mcf of natural gas and 722 Bbls of natural gas liquids for a total equivalent barrels of oil of 193,498.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from April 1, 2009 through June 30, 2009 were 185,801 Bbls of oil, 17,810 Mcf of natural gas and 1,082 Bbls of natural gas liquids for a total equivalent barrels of oil of 189,473.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

        As noted above, the revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the Trust during the six months ended June 30, 2010 substantially represents the production by MV Partners from September 2009 through February 2010 and the cash received by the Trust during the six months ended June 30, 2009 substantially represents the production by MV Partners from September 2008 through February 2009. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $6,454,215 to $17,406,219 for the period from October 1, 2009 through March 31, 2010 from $10,952,004 for the period from October 1, 2008 through March 31, 2009. Included in these amounts are payments to settle hedges totaling $3,205,826 and $3,429,721, respectively. In addition, amounts received to settle hedges were $18,183 for the period from October 1, 2009 through March 31, 2010 and $3,346,935 for the period from October 1, 2008 through March 31, 2009, which resulted in a total cash receipts over cash disbursements of $17,424,402 and $14,298,939, respectively. The increase for the period ended March 31, 2010 compared to the period ended March 31, 2009 is primarily attributable to higher realized prices for unhedged volumes of oil for the 2010 period compared to the 2009 period. The Trust's portion (80%) of these totals were $13,939,521 and $11,439,152, respectively, with the 2009 result reduced by a recovery of deficiency from the fourth quarter of 2008 in the amount of $4,889,179 which included applicable interest of $49,753 during the six months ended June 30, 2009, resulting in the income from net profits interest and hedge activities of $6,549,972 for that period.

        The Trustee paid general and administrative expenses of $435,816 and $495,545 for the six months ended June 30, 2010 and 2009, respectively. The distributable income for the six months ended June 30, 2010 was $13,570,000, an increase of $7,770,021 from distributable income of $5,799,979 for the six months ended June 30, 2009.

        The average price received for crude oil sold was $68.37 per Bbl while the average price received for natural gas sold was $3.30 per Mcf for the period from October 1, 2009 through March 31, 2010. The average price received for crude oil sold was $54.06 per Bbl while the average price received for natural gas sold was $4.42 per Mcf for the period from October 1, 2008 through March 31, 2009.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the six months ended June 30, 2010 were 376,049 Bbls of oil, 31,924 Mcf of natural gas and 1,663 Bbls of natural gas liquids for a total equivalent barrels of oil of 382,451.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the six months ended June 30, 2009 were 390,280 Bbls of oil, 36,434 Mcf of natural gas and 2,130 Bbls of natural gas liquids for a total equivalent barrels of oil of 397,737.

        As noted above, the amounts reflected in the accompanying financial statements for the Trust's six month period ended June 30, 2010 reflect cash received by the Trust during such six month period. Such cash is primarily derived from production by MV Partners from September 2009 through February 2010. MV Partners distributed cash to the Trust in July 2010 that will be reflected in the Trust's financial statements for the nine months ending September 30, 2010. The cash distributed to the Trust in July 2010 is primarily derived from production of the underlying properties from March 2010 through May 2010 and from receipt of funds collected in the SemGroup bankruptcy. The discussion below relates to cash received by MV Partners during the six months ended June 30, 2010 and 2009 and distributed to the Trust in April and July 2010 and 2009, respectively.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $15,590,557 to $23,081,442 for the six months ended June 30, 2010 from $7,490,885 for the six months ended June 30, 2009. Included in these amounts are payments to settle hedges totaling $4,176,872 and $0, respectively. In addition, amounts received to settle hedges decreased $5,690,938 to $0 for the six months ended June 30, 2010 from $5,690,938 for the six months ended June 30, 2009, which resulted in total cash receipts over cash disbursements of $23,081,442 and $13,181,823, respectively. The Trust's portion (80%) of these totals were $18,465,153 and $10,545,458, respectively, which was decreased by a Trust holdback for future expenses of $410,153 and $425,000 for the six months ended June 30, 2010 and 2009, respectively, resulting in distributable income of $18,055,000 and $10,120,458 for the six months ended June 30, 2010 and 2009, respectively.

        In April 2010, MV Partners received payment of $5,627,233 in connection with the SemGroup bankruptcy, representing 100% of its claims for July Sales. Because MV Partners received this payment in April 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the second quarter of 2010 and will be reflected in the Trust's third quarter of 2010 financial statements.

        The average price received for crude oil sold was $71.17 per Bbl while the average price received for natural gas sold was $4.03 per Mcf for the six months ended June 30, 2010. The average price received for crude oil sold was $39.73 per Bbl while the average price received for natural gas sold was $2.89 per Mcf for the six months ended June 30, 2009.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the six months ended June 30, 2010 were 377,831 Bbls of oil, 31,784 Mcf of natural gas and 1,417 Bbls of natural gas liquids for a total equivalent barrels of oil of 384,049.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the six months ended June 30, 2009 were 380,950 Bbls of oil, 36,345 Mcf of natural gas and 2,097 Bbls of natural gas liquids for a total equivalent barrels of oil of 388,370.

Liquidity and Capital Resources

        Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust's liabilities for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities; in connection with its periodic internal review processes for trusts generally, the Trustee is considering the establishment of such a reserve for future liabilities. The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. The Trust expense holdback in the third quarter of 2008 was not sufficient to pay the third quarter expenses, so the Trust borrowed $100,000 from MV Partners to pay Trust expenses during the quarter ended September 30, 2008. The Trust borrowed an additional $150,000 from MV Partners during the quarter ended December 31, 2008. Both of these advances were repaid during the quarter ended March 31, 2009. The Trustee withheld an additional $250,000 as a reserve against future expenses during the quarter ended March 31, 2009. During the quarter ended June 30, 2010, there were no borrowings; there was also no outstanding amount for any money borrowed in previous quarters.

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

        In April 2010, MV Partners received payment of $5,627,233 in connection with the SemGroup bankruptcy, representing 100% of its claims for July Sales. Because MV Partners received this payment in April 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the second quarter of 2010 and will be reflected in the Trust's third quarter of 2010 financial statements. See "—Other Events."

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

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. From July 1, 2010 through December 31, 2010, MV Partners' crude oil price risk management positions in swap contracts are as follows:

	Fixed Price Swaps
Month	Volumes (Bbls)	Weighted Average Price (Per Bbl)
July 2010	53,150	$65.03
August 2010	53,150	65.03
September 2010	53,150	65.03
October 2010	53,150	65.03
November 2010	53,150	65.03
December 2010	53,150	65.03

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

        On October 26, 2009, a bankruptcy judge confirmed the Plan. Under the Plan, producers are to recover a portion of their undisputed allowed claims against the SemGroup. The amount recoverable by each producer depends on various factors, including the dates of sale to the SemGroup. Pursuant to the Plan, producers are to receive 100% of their undisputed allowed claims for July Sales and producers that sold oil and gas to the SemGroup between June 1, 2008 and July 1, 2008 are to receive a proportionate allocation of the remaining cash for the allowed secured producer claims.

        On December 1, 2009, the SemGroup filed with the bankruptcy court a verification that the conditions had been met for the Plan to become effective and that the settlement with producers proposed in the Plan would be funded, and in connection therewith, emerged from bankruptcy. In April 2010, MV Partners received payment of $5,627,233, representing 100% of its claims for July Sales. Because MV Partners received this payment in April 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the second quarter of

2010 and will be reflected in the Trust's third quarter of 2010 financial statements. The proceeds from the sale of oil volumes of MV Partners during June 2008 and for July 1, 2008 are still pending the outcome of the bankruptcy proceedings. Any collections of such proceeds will be treated as revenues for purposes of calculating the Trust's net profits interest in the quarter that such collections are received.

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

        During July 2010, MV Partners informed the Trust that, for the period from inception of the Trust to December 31, 2009, MV Partners had understated in its reports to the Trust in connection with the net profits interest the barrel quantities that have been produced from the underlying properties. Pursuant to MV Partners' recalculation, the underlying properties have produced 7,782 more barrels of oil equivalents (6,226 relating to the Trust's 80% net profits interest) than previously reported to the Trust. This adjustment in the production from the underlying properties does not increase the proceeds distributable to the Trust because the actual amount of cash collected formed the basis for paying the net profits interest; MV Partners has informed the Trust that, for timing reasons, many of the prior reportings utilized estimates of actual quantities of oil equivalents.

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

        Changes in Internal Control over Financial Reporting.    During the quarter ended June 30, 2010, there was no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

Date: August 4, 2010

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