Form 10-Q
period 2010-09-30
MV Oil Trust
filed 2010-11-08
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 1-33219

MV OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware	06-6554331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

         As of November 5, 2010, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MV OIL TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Income from net profits interest and hedge activities	$11,314,690	$5,476,925	$25,254,211	$12,026,897
Net repayments to MV Partners	—	—	—	(250,000)
Cash on hand used for (withheld for) Trust expenses	(37,034)	(107,134)	29,261	(111,582)
General and administrative expenses (includes $17,548 and $0 paid to MV Partners during the three months ended September 30, 2010 and 2009, respectively, and $52,644 and $33,746 during the nine months ended September 30, 2010 and 2009, respectively)	(180,156)	(67,866)	(615,972)	(563,411)

Distributable income	$11,097,500	$5,301,925	$24,667,500	$11,101,904

Distributions per unit (11,500,000 units issued and outstanding)	$0.9650	$0.4610	$2.1450	$0.9654

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash	$37,704	$66,965
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(13,537,187)	(11,018,255)

Total Assets	$36,884,192	$39,432,385

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at September 30, 2010 and December 31, 2009	$36,884,192	$39,432,385

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Trust corpus, beginning of period	$37,693,403	$41,059,583	$39,432,385	$42,794,682
Cash proceeds	11,314,690	5,476,925	25,254,211	12,026,897
Net repayments to MV Partners	—	—	—	(250,000)
Cash distributions	(11,097,500)	(5,301,925)	(24,667,500)	(11,101,904)
Trust general and administrative expenses	(180,156)	(67,866)	(615,972)	(563,411)
Amortization of net profits interest	(846,245)	(828,660)	(2,518,932)	(2,568,207)

Trust corpus, end of period	$36,884,192	$40,338,057	$36,884,192	$40,338,057

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

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and September 30, 2009, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Presentation (Continued)

Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2009.

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

        Investment in the net profits interest was recorded initially at the historical cost of MV Partners and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to the proved oil and gas reserves of the underlying properties.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Trust Accounting Policies (Continued)

        No new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2010 that would impact the financial statements of the Trust.

Note 4—Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest and Hedge Activities

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$14,143,363	$4,502,154	$31,549,582	$15,454,159
Amounts received to settle hedges	—	2,344,003	18,183	5,690,937

Total of cash receipts over cash disbursements	14,143,363	6,846,157	31,567,765	21,145,096
Times net profits interest over the term of the Trust	80%	80%	80%	80%

Income from net profits interest and hedge activities	11,314,690	5,476,925	25,254,211	16,916,076
Recovery of deficiency from fourth quarter 2008	—	—	—	(4,889,179)
MV Partners reserve for future capital expenditures(2)	—	—	—	—

Total cash proceeds received by the Trust(3)	$11,314,690	$5,476,925	$25,254,211	$12,026,897

(1)
Per terms of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Per terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. MV Partners did not withhold any dollar amounts during the nine months ended September 30, 2010 or September 30, 2009. The reserve balance was $0.75 million at each of September 30, 2010 and September 30, 2009.

(3)
The cash proceeds received by the Trust are based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Income from Net Profits Interest and Hedge Activities (Continued)

  production, thus the cash received by the Trust during the quarter ended September 30, 2010 substantially represents the production by MV Partners from March 2010 through May 2010 and the cash received by the Trust during the quarter ended September 30, 2009 substantially represents the production by MV Partners from March 2009 through May 2009. The cash received by the Trust during the nine months ended September 30, 2010 substantially represents the production by MV Partners from September 2009 through May 2010 and the cash received by the Trust during the nine months ended September 30, 2009 substantially represents the production by MV Partners from September 2008 through May 2009.

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

        As publicly reported, on July 22, 2008, SemCrude, L.P. ("SemCrude") and certain of its affiliates, including Eaglwing, L.P. ("Eaglwing"), filed voluntarily petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. SemCrude was a counterparty to some of MV Partners' fixed price swap contracts during 2008. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008, after which date further sales to Eaglwing were terminated. Payment for approximately $9.5 million of the sales made to Eaglwing in June was due by July 20, 2008, and payment for approximately $5.9 million of the sales made to Eaglwing in July was due by August 20, 2008. The specified dollar amounts are associated with all production from the underlying properties, and not just the 80% portion attributable to the net profits interest held by the Trust.

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

        On December 1, 2009, the SemGroup filed with the bankruptcy court a verification that the conditions had been met for the Plan to become effective and that the settlement with producers proposed in the Plan would be funded, and in connection therewith, emerged from bankruptcy. In April 2010, MV Partners received payment of $5,627,233, representing 100% of its claims for the July Sales. Because MV Partners received this payment in April 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the second quarter of 2010 and is reflected in the Trust's third quarter of 2010 financial statements.

        In September 2010, Vess Oil Corporation ("Vess Oil") and Murfin Drilling Company, Inc. ("Murfin Drilling"), which are the operators of the underlying royalty properties of MV Partners, received funds for the collection of the sale of oil volumes to SemCrude and Eaglwing for the period between June 1, 2008 and July 1, 2008. The collected funds represent the payout on proofs of claims filed by Vess Oil and Murfin Drilling and will be assessed and allocated among the various working interest owners, overriding royalty owners and royalty owners. At this time, the amount allocable to MV Partners cannot be determined. Such allocation, and ultimate distribution to the Trust of its allocable portion, is expected to occur in the fourth quarter of 2010, with the Trust distributing such funds in connection with the quarterly payment for the period ending December 31, 2010. See "—Note 9—Subsequent Events."

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

Note 8—Advance for Trust Expenses

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the quarters ended September 30, 2010 and 2009, there were no borrowings or amounts owed for money borrowed in previous quarters. Advances are shown as additions to Trust Corpus and repayments are shown as reductions to Trust Corpus.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9—Subsequent Events

        The fourth quarterly distribution during 2010 was $0.61 per Trust unit and was made on October 25, 2010 to Trust unitholders owning Trust units as of October 15, 2010. Such distribution included the net proceeds of production collected by MV Partners from July 1, 2010 through September 30, 2010. There were no amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from July 1, 2010 to September 30, 2010.

        As previously reported, the Trust's third quarterly distribution during 2010 included amounts for collections from SemCrude and Eaglwing for the July Sales. As also previously reported, Vess Oil and Murfin Drilling filed proofs of claims in the bankruptcy case on a lease by lease basis on their own behalf and on behalf of various working interest owners (inclusive of MV Partners' interests), overriding royalty owners and royalty owners. Vess Oil and Murfin Drilling received funds in late September 2010 for the collection of the sale of oil volumes to SemCrude and Eaglwing for the period between June 1, 2008 and July 1, 2008. Such funds represent the payout on such claims, less certain charges allowed by the bankruptcy court. Such funds are being assessed and allocated among the various working interest owners, overriding royalty owners and royalty owners. At this time, the amount allocable to MV Partners cannot be determined. Such allocation, and ultimate distribution to the Trust of its allocable portion, is expected to occur in the fourth quarter of 2010, with the Trust distributing such funds in connection with the quarterly payment for the period ending December 31, 2010.

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

Results of Operations for the Quarters Ended September 30, 2010 and 2009

        Eaglwing, L.P. ("Eaglwing"), an affiliate of SemCrude, L.P. ("SemCrude," and together with Eaglwing, the "SemGroup"), purchased substantially all of the oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and filed bankruptcy on July 22, 2008. Beginning July 18, 2008, substantially all of the production from the underlying properties subject to the net profits interest went into on-location storage tanks and a portion of the oil production was shut-in pending resolution of the marketing process for the production. From July 18, 2008 until July 31, 2008, only minor amounts of crude oil production from the underlying properties were sold. As of July 31, 2008, Vess Oil Corporation ("Vess Oil") and Murfin Drilling Company, Inc. ("Murfin Drilling") recommenced general sales of production from the underlying properties, to several purchasers other than Eaglwing, including MV Purchasing, LLC ("MV Purchasing"), under short-term arrangements using market sensitive pricing. MV Purchasing is majority owned by the indirect equity owners of MV Partners. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Since mid-August 2008, three purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may be acquired by one or more single purchasers. For the quarter ended September 30, 2010, MV Purchasing purchased a majority of the production from the underlying properties. Because of the nonpayment by Eaglwing and decreased crude oil sales by MV Partners during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the Trust with respect to the net profits interest relating thereto. See "—Other Events."

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

        The cash received by the Trust from MV Partners during the quarter ended September 30, 2010 substantially represents the production by MV Partners from March 2010 through May 2010. The cash received by the Trust during the quarter ended September 30, 2009 substantially represents the production by MV Partners from March 2009 through May 2009. The revenues from oil production are typically received by MV Partners one month after production. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $9,641,209 to $14,143,363 for the period from April 1, 2010 through June 30, 2010 from $4,502,154 for the period from April 1, 2009 through June 30, 2009. There were no payments by MV Partners to settle hedges for the period from April 1, 2010 through June 30, 2010 or for the period from April 1, 2009 through June 30, 2009. In addition, amounts received to settle hedges decreased $2,344,003 to $0 for the period from April 1, 2010 through June 30, 2010 from $2,344,003 for the period from April 1, 2009 through June 30, 2009, which resulted in total cash receipts over cash disbursements of $14,143,363 and $6,846,157, respectively, for the two periods. The Trust's income from net profits interest and hedge activities (80%) of these totals were $11,314,690 and $5,476,925, respectively, which was decreased by a Trust holdback for future expenses of $217,190 for the quarter ended September 30, 2010 and repayment of an advance of $175,000 for the quarter ended September 30, 2009, resulting in distributable income of $11,097,500 and $5,301,925 for the quarters ended September 30, 2010 and 2009, respectively. The increase in distributable income in 2010 from 2009 is primarily attributable to higher realized prices for unhedged volumes of oil for the 2010 period as compared to the 2009 period, and from the collection of funds in connection with the SemGroup bankruptcy.

        In April 2010, MV Partners received payment of $5,627,233 in connection with the SemGroup bankruptcy, representing 100% of its claims for oil and gas sold to Eaglwing on and between July 2, 2008 and July 22, 2008 (the "July Sales"). Because MV Partners received this payment in April 2010, such amount is included in the calculation of net proceeds attributable to the net profits interest of the Trust for the second quarter of 2010 and is reflected in the Trust's third quarter of 2010 financial statements.

        The Trustee paid general and administrative expenses of $180,156 and $67,866 for the quarters ended September 30, 2010 and 2009, respectively. The distributable income for the quarter ended September 30, 2010 was $11,097,500, an increase of $5,795,575 from distributable income of $5,301,925 for the quarter ended September 30, 2009.

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

        As noted above, the amounts included in the accompanying financial statements for the Trust's quarter ended September 30, 2010 reflect cash received by the Trust during such quarter. Such cash is primarily derived from production by MV Partners from March 2010 through May 2010. MV Partners distributed cash to the Trust in October 2010 that will be reflected in the Trust's financial statements for the year ending December 31, 2010. The cash distributed to the Trust in October 2010 was primarily derived from production by MV Partners from June 2010 through August 2010. The discussion below relates to cash received by MV Partners during the quarters ended September 30, 2010 and 2009 and distributed to the Trust in October 2010 and 2009, respectively, which will be reflected in the Trust's financial statements for the year ending December 31, 2010.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $467,407 to $9,090,380 for the period from July 1, 2010 through September 30, 2010 from $8,622,973 for the period from July 1, 2009 through September 30, 2009. Included in these amounts are payments by MV Partners to settle hedges totaling $1,773,491 for the period from July 1, 2010 through September 30, 2010 and $486,749 for the period from July 1, 2009 through September 30, 2009. Amounts received to settle hedges decreased $124,288 to $0 for the period from July 1, 2010 through September 30, 2010 from $124,288 for the period from July 1, 2009 through September 30, 2009, which resulted in total cash receipts over cash disbursements of $9,090,380 and $8,747,261, respectively, for the two periods. The Trust's income from net profits interest and hedge activities (80%) of these totals were $7,272,304 and $6,997,809, respectively, which was decreased by a Trust holdback for future expenses of $257,304 and $155,309 for the quarter ended September 30, 2010 and 2009, respectively, resulting in distributable income of $7,015,000 and $6,842,500 for the quarters ended September 30, 2010 and 2009, respectively.

        The average price received for crude oil sold was $68.91 per Bbl while the average price received for natural gas sold was $3.28 per Mcf for the period from July 1, 2010 through September 30, 2010. The average price received for crude oil sold was $62.23 per Bbl while the average price received for natural gas sold was $2.30 per Mcf for the period from July 1, 2009 through September 30, 2009.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from July 1, 2010 through September 30, 2010 were 191,514 Bbls of oil, 15,962 Mcf of natural gas and 1,078 Bbls of natural gas liquids for a total equivalent barrels of oil of 194,876.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from July 1, 2009 through September 30, 2009 were 189,438 Bbls of oil, 16,054 Mcf of natural gas and 1,125 Bbls of natural gas liquids for a total equivalent barrels of oil of 192,844.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

        As noted above, the revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the Trust during the nine months ended September 30, 2010 substantially represents the production by MV Partners from September 2009 through May 2010 and the cash received by the Trust during the nine months ended September 30, 2009 substantially represents the production by MV Partners from September 2008 through May 2009. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $16,095,423 to $31,549,582 for the period from October 1, 2009 through June 30, 2010 from $15,454,159 for the period from October 1, 2008 through June 30, 2009. Included in these amounts are payments to settle hedges totaling $5,592,030 and $3,429,721, respectively. In addition, amounts received to settle hedges were $18,183 for the period from October 1, 2009 through June 30, 2010 and $5,690,937 for the period from October 1, 2008 through June 30, 2009, which resulted in a total cash receipts over cash disbursements of $31,567,765 and $21,145,096, respectively. The increase for the period ended June 30, 2010 compared to the period ended June 30, 2009 is primarily attributable to higher realized prices for unhedged volumes of oil for the 2010 period compared to the 2009 period. The Trust's income from net profits interest and hedge activities (80%) of these totals were $25,254,211 and $16,916,076, respectively, with the 2009 result reduced by a recovery of deficiency from the fourth quarter of 2008 in the amount of $4,889,179 which included applicable interest of $49,753, resulting in the income from net profits interest and hedge activities of $12,026,897 for the nine months ended September 30, 2009.

        The Trustee paid general and administrative expenses of $615,972 and $563,411 for the nine months ended September 30, 2010 and 2009, respectively. The distributable income for the nine months ended September 30, 2010 was $24,667,500, an increase of $13,565,596 from distributable income of $11,101,904 for the nine months ended September 30, 2009.

        The average price received for crude oil sold was $69.92 per Bbl while the average price received for natural gas sold was $3.51 per Mcf for the period from October 1, 2009 through June 30, 2010. The average price received for crude oil sold was $51.33 per Bbl while the average price received for natural gas sold was $3.70 per Mcf for the period from October 1, 2008 through June 30, 2009.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from October 1, 2009 through June 30, 2010 were 566,373 Bbls of oil, 48,153 Mcf of natural gas and 2,386 Bbls of natural gas liquids for a total equivalent barrels of oil of 575,949.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from October 1, 2008 through June 30, 2009 were 576,081 Bbls of oil, 54,243 Mcf of natural gas and 3,213 Bbls of natural gas liquids for a total equivalent barrels of oil of 587,210.

        As noted above, the amounts reflected in the accompanying financial statements for the Trust's nine month period ended September 30, 2010 reflect cash received by the Trust during such nine month period. Such cash is primarily derived from production by MV Partners from September 2009 through May 2010, and from the collection of funds in connection with the SemGroup bankruptcy. MV Partners distributed cash to the Trust in October 2010 that will be reflected in the Trust's financial statements for the year ending December 31, 2010. The cash distributed to the Trust in October 2010 is primarily derived from production of the underlying properties from June 2010 through August 2010. The discussion below relates to cash received by MV Partners during the nine months ended September 30, 2010 and 2009 and distributed to the Trust in April, July and October 2010 and 2009, respectively.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $16,057,963 to $32,171,822 for the nine months ended September 30, 2010 from $16,113,859 for the nine months ended September 30, 2009. Included in these amounts are payments to settle hedges totaling $5,950,363 and $486,749, respectively. In addition, amounts received to settle hedges decreased $5,815,225 to $0 for the nine months ended September 30, 2010 from $5,815,225 for the nine months ended September 30, 2009, which resulted in total cash receipts over cash disbursements of $32,171,822 and $21,929,084, respectively. The Trust's income from net profits interest and hedge activities (80%) of these totals were $25,737,457 and $17,543,267, respectively, which was decreased by a Trust holdback for future expenses of $667,458 and $580,309 for the nine months ended September 30, 2010 and 2009, respectively, resulting in distributable income of $25,070,000 and $16,962,958 for the nine months ended September 30, 2010 and 2009, respectively.

        In April 2010, MV Partners received payment of $5,627,233 in connection with the SemGroup bankruptcy, representing 100% of its claims for the July Sales. Because MV Partners received this payment in April 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the second quarter of 2010 and is reflected in the Trust's third quarter of 2010 financial statements.

        The average price received for crude oil sold was $70.41 per Bbl while the average price received for natural gas sold was $3.78 per Mcf for the period from January 1, 2010 through September 30, 2010. The average price received for crude oil sold was $47.21 per Bbl while the average price received for natural gas sold was $2.71 per Mcf for the period from January 1, 2009 through September 30, 2009.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from January 1, 2010 through September 30, 2010 were 569,346 Bbls of oil, 47,746 Mcf of natural gas and 2,495 Bbls of natural gas liquids for a total equivalent barrels of oil of 578,925.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from January 1, 2009 through September 30, 2009 were 570,387 Bbls of oil, 52,398 Mcf of natural gas and 3,222 Bbls of natural gas liquids for a total equivalent barrels of oil of 581,214.

Liquidity and Capital Resources

        Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust's expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities; in connection with its periodic internal review processes, the Trustee is considering the establishment of such a reserve for future liabilities. The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's liabilities. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. The Trust expense holdback in the third quarter of 2008 was not sufficient to pay the third quarter expenses, so the Trust borrowed $100,000 from MV Partners to pay Trust expenses during the quarter ended September 30, 2008. The Trust borrowed an additional $150,000 from MV Partners during the quarter ended December 31, 2008. Both of these advances were repaid during the quarter ended March 31, 2009. The Trustee withheld an additional $250,000 as a reserve against future expenses during the quarter ended March 31, 2009. During the quarter ended September 30, 2010, there were no borrowings; there was also no outstanding amount for any money borrowed in previous quarters.

        Income to the Trust from the net profits interest is based on the calculation and definitions of "gross proceeds" and "net proceeds" contained in the conveyance.

        As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services.

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

        In April 2010, MV Partners received payment of $5,627,233 in connection with the SemGroup bankruptcy, representing 100% of its claims for the July Sales. Because MV Partners received this payment in April 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the second quarter of 2010 and is reflected in the Trust's third quarter of 2010 financial statements. See "—Other Events."

        In September 2010, Vess Oil and Murfin Drilling received funds for the collection of the sale of oil volumes to SemCrude and Eaglwing for the period between June 1, 2008 and July 1, 2008. The collected funds represent the payout on proofs of claims filed by Vess Oil and Murfin Drilling and will be assessed and allocated among the various working interest owners, overriding royalty owners and royalty owners. At this time, the amount allocable to MV Partners cannot be determined. Such allocation, and ultimate distribution to the Trust of its allocable portion, is expected to occur in the fourth quarter of 2010, with the Trust distributing such funds in connection with the quarterly payment for the period ending December 31, 2010. See "—Other Events."

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

        The crude oil swap contracts will settle based on the average of the settlement price for each commodity business day in the contract month. In a swap transaction, the counterparty is required to make a payment to MV Partners for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. MV Partners is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. From October 1, 2010 through December 31, 2010, MV Partners' crude oil price risk management positions in swap contracts are as follows:

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

        On October 26, 2009, a bankruptcy judge confirmed the Plan. Under the Plan, producers are to recover a portion of their undisputed allowed claims against the SemGroup. The amount recoverable by each producer depends on various factors, including the dates of sale to the SemGroup. Pursuant to the Plan, producers are to receive 100% of their undisputed allowed claims for the July Sales and producers that sold oil and gas to the SemGroup between June 1, 2008 and July 1, 2008 are to receive a proportionate allocation of the remaining cash for the allowed secured producer claims.

        On December 1, 2009, the SemGroup filed with the bankruptcy court a verification that the conditions had been met for the Plan to become effective and that the settlement with producers proposed in the Plan would be funded, and in connection therewith, emerged from bankruptcy. In April 2010, MV Partners received payment of $5,627,233, representing 100% of its claims for the July Sales. Because MV Partners received this payment in April 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the second quarter of 2010 and is reflected in the Trust's third quarter of 2010 financial statements.

        Vess Oil and Murfin Drilling, which are the operators of the underlying royalty properties of MV Partners, also filed proofs of claims in the bankruptcy case on a lease by lease basis on their own behalf and on behalf of various working interest owners (inclusive of MV Partners' interests), overriding royalty owners and royalty owners. Vess Oil and Murfin Drilling received funds in late September 2010 for the collection of the sale of oil volumes to SemCrude and Eaglwing for the period between June 1, 2008 and July 1, 2008. Such funds represent the payout on such claims, less certain charges allowed by the bankruptcy court. Such funds are being assessed and allocated among the various working interest owners, overriding royalty owners and royalty owners. At this time, the amount allocable to MV Partners cannot be determined. Such allocation, and ultimate distribution to the Trust of its allocable portion, is expected to occur in the fourth quarter of 2010, with the Trust distributing such funds in connection with the quarterly payment for the period ending December 31, 2010.

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

        Changes in Internal Control over Financial Reporting.    During the quarter ended September 30, 2010, there was no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

Date: November 8, 2010

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