Form 10-K
period 2010-12-31
MV Oil Trust
filed 2011-03-14
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the 8,625,000 Units of Beneficial Interest in MV Oil Trust held by non-affiliates of the registrant, computed using the closing sales price of $25.78 on June 30, 2010, was approximately $222,352,500.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 11, 2011, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

Documents Incorporated By Reference: None

ii

 FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, which we refer to as the "Form 10-K," contains forward-looking statements about MV Partners, LLC, which we refer to herein as "MV Partners," and MV Oil Trust, which we refer to herein as the "trust," that are subject to risks and uncertainties and that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the "Exchange Act". All statements other than statements of historical fact included in this document, including, without limitation, statements under "Business" and "Risk Factors" regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of MV Partners and the trust, are forward- looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Forward-looking statements are subject to risks and uncertainties and include statements pertaining to future development activities and costs and other statements in this Form 10-K that are prospective and constitute forward- looking statements.

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

          A standardized measure of discounted future net cash flows relating to an enterprise's interests in (a) proved oil and gas reserves and (b) oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the enterprise participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves shall be disclosed as of the end of the year. The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes. The following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed:

            a.     Future cash inflows. These shall be computed by applying year-end prices for 2008 and the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2009 and 2010 of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

        As of December 31, 2006, the trust had no assets other than $1,000 cash and had conducted no operations other than in connection with the initial public offering of the units of beneficial interest in the trust, which are referred to herein as the "trust units." On January 24, 2007, MV Partners and the trust completed the initial public offering of trust units. In connection with the completion of the initial public offering of trust units, on January 24, 2007, MV Partners conveyed a term net profits interest to the trust that represents the right to receive 80% of the net proceeds (calculated as described below) from all of MV Partners' interests in oil and natural gas properties as of January 24, 2007, which is referred to herein as the "net profits interest." These properties are located in the Mid-Continent region in the States of Kansas and Colorado. MV Partners' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of January 24, 2007, is referred to herein as the "underlying properties." As of December 31, 2010, the underlying properties produced predominantly oil from approximately 1,000 wells, and the projected reserve life of the underlying properties was in excess of 50 years. Based on the summary prepared by Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, which we refer to as "CG&A", of its reserve report as of December 31, 2010 for the trust, which is summarized herein under "—Description of the Underlying Properties—Reserves" and is referred to herein as the "reserve report," the net profits interest would entitle the trust to receive net proceeds from the sale of production of not less than 11.5 MMBoe of proved reserves during the term of the trust, calculated as 80% of the proved reserves attributable to the underlying properties expected to be produced during the term of the trust. Of these reserves, approximately 88% were classified as proved developed producing reserves as of December 31, 2010. Production from the underlying properties for the year ended December 31, 2010 was approximately 98% oil and approximately 2% natural gas and natural gas liquids. The underlying properties are all located in mature fields that are characterized by long production histories and numerous additional development opportunities to help reduce the natural decline in production from the underlying properties.

        The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest). As of December 31, 2010, cumulatively, since inception, the Trust has received payment for approximately 3.3 MMBoe of the trust's 11.5 MMBoe interest. The gross proceeds used to calculate the net profits interest is based on prices realized for oil, natural gas and natural gas liquids attributable to the underlying properties for each calendar quarter during the term of the net profits interest. MV Partners deducts from the gross proceeds all hedge payments made by MV Partners to hedge contract counterparties upon monthly settlements of existing hedge contracts and derivatives to which MV Partners was a party as of January 24, 2007, which is referred to herein as the "hedge contracts." The last hedge contract expired in December 2010. In addition, in connection with the conveyance of the net profits interest, on January 24, 2007, MV Partners also assigned to the trust the right to receive 80% of all amounts payable to MV Partners from hedge contract counterparties upon monthly settlements of the hedge contracts. In calculating the net proceeds used to calculate the net profits interest, MV Partners deducts from the gross proceeds from the underlying properties all lease operating expenses, maintenance expenses and capital expenditures (including the cost of workovers and recompletions, drilling costs and development costs), amounts that may be reserved for future capital expenditures (which reserve amounts may not exceed $1.0 million in the aggregate at any given time), post-production costs and production and property taxes paid by MV Partners.

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

 Description of the Trust Units

        Each trust unit is a unit of the beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 11,500,000 trust units outstanding as of March 11, 2011.

Distributions and Income Computations

        Each quarter, the trustee will determine the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust's expenses for that quarter. Available funds will be reduced by any cash the trustee decides to hold as a reserve against future expenses. It is expected that quarterly cash distributions during the term of the trust will be made by the trustee on or before the 25th day of the month following the end of each quarter to the trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day).

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

        On December 1, 2009, the SemGroup filed with the bankruptcy court a verification that the conditions had been met for the Plan to become effective and that the settlement with producers proposed in the Plan would be funded, and in connection therewith, emerged from bankruptcy. In April 2010, MV Partners received payment of $5,627,233, representing 100% of its claims for the July Sales. Because MV Partners received this payment in April 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the trust for the second quarter of 2010 and is reflected in the trust's third quarter 2010 financial statements.

        In September 2010, Vess Oil and Murfin Drilling, which are the operators of the underlying properties of MV Partners, received funds for the collection of the sale of oil volumes to SemCrude and Eaglwing for the period between June 1, 2008 and July 1, 2008. The collected funds represent the payout on proofs of claims filed by Vess Oil and Murfin Drilling on a lease by lease basis on their own behalf and on behalf of various working interest owners (inclusive of MV Partners' interests), overriding royalty owners and royalty owners. The funds were assessed and allocated among the various working interest owners, overriding royalty owners and royalty owners, with Vess Oil and Murfin Drilling determining that MV Partners' portion was $1,274,477. During the fourth quarter of 2010, MV Partners received such allocated portion and such dollar amount was included in the calculation of the net profits interests for the fourth quarter of 2010. The trust received 80% of such funds in connection with the quarterly distribution for the period ended December 31, 2010, in the first quarter of 2011.

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

        During each twelve-month period beginning on the later to occur of (1) June 30, 2023 and (2) the time when 13.2 MMBoe have been produced from the underlying properties and sold (which is the equivalent of 10.6 MMBoe in respect of the net profits interest), which we refer to, in either case, as the "Capital Expenditure Limitation Date", the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for such twelve- month period may not exceed the Average Annual Capital Expenditure Amount. The "Average Annual Capital Expenditure Amount" means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three twelve-month periods ending on the Capital Expenditure Limitation Date, divided by (y) three. Commencing on the Capital Expenditure Limitation Date, and each anniversary of the Capital Expenditure Limitation Date thereafter, the Average Annual Capital Expenditure Amount will be increased by 2.5% to account for expected increased costs due to inflation.

        As is customary in the oil and natural gas industry, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $2.8 million in 2010, $2.7 million in 2009 and $2.5 million in 2008 for all of the properties comprising the underlying properties for which MV Partners was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

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

Hedge Contracts

        Prior to the entry of the conveyance, MV Partners had entered into certain hedge contracts related to the oil production from the underlying properties through the year ended December 31, 2010. MV Partners has not entered into hedge contracts relating to oil volumes expected to be produced after December 31, 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust.

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

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2010 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at www.businesswire.com/cnn/mvo.htm.

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

Reserves

        The engineering departments of each of Vess Oil and Murfin Drilling, who together manage MV Partners and operate the underlying properties, maintain oversight and compliance responsibility for the internal reserve estimate process and, in accordance with internal policies and procedures, provide appropriate data to independent third party engineers for the annual estimation of year-end reserves. These engineering departments accumulate historical production data for the underlying properties, calculate historical lease operating expenses and differentials, update working interests and net revenue interests, and obtain logs, 3-D seismic and other geological and geophysical information. This data is forwarded to CG&A, thereby allowing CG&A to prepare estimated proved reserves in their entirety based on such data.

        Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2007, 2008, 2009 and 2010 are based on reports of CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A's preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 19 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).

        In December 2008, the SEC released the final rule for "Modernization of Oil and Gas Reporting." This rule requires disclosure of oil and gas proved reserves by significant geographic area, using the 12-month average beginning-of-month price for the year, rather than year-end prices, and allows the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. In addition, companies are required to report on the independence and qualifications of its reserves preparer or auditor, and file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit. Reserve and related information for 2009 and 2010 is presented consistent with the requirements of this rule. This rule does not allow prior-year reserve information to be restated, so all information related to periods prior to 2009 is presented consistent with prior SEC rules for the estimation of proved reserves.

        The discounted estimated future net revenues presented below were prepared using assumptions required by the SEC. Except to the extent otherwise described below, these assumptions include the use of prices for oil, natural gas and natural gas liquids for the reserve report as of December 31, 2010, of $72.33 per Bbl of oil, $3.97 per Mcf of natural gas and $42.41 per Bbl of natural gas liquids, net of pricing differentials, as well as costs for estimated future development and production expenditures to produce the proved reserves as of December 31, 2010. Because oil, natural gas and natural gas liquid prices are influenced by many factors, use of average prices for the reserve report as of December 31, 2010, as required by the SEC, may not be the most accurate basis for estimating future revenues of reserve data. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal or state income taxes with respect to the future net cash flows attributable to the underlying properties because future net revenues are not subject to taxation at the trust level.

        Proved Reserves of MV Oil Trust.    The following table sets forth, as of December 31, 2010, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Oil equivalents (MBoe)
Proved Developed	7,282	542	36	7,396
Proved Undeveloped	950	—	—	950
Total Proved	8,232	542	36	8,346

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

        The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.

	MV Oil Trust
	Oil (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2007	10,170	827	45	10,337
Revisions, extensions, discoveries and additions	(48)	101	(7)	(36)
Production	(770)	(81)	(4)	(786)

Balance, December 31, 2008	9,352	847	34	9,515
Revisions, extensions, discoveries and additions	87	(196)	1	55
Production	(756)	(69)	(4)	(770)

Balance, December 31, 2009	8,683	582	31	8,800

Revisions, extensions, discoveries and additions	305	22	8	315
Production	(756)	(62)	(3)	(769)

Balance, December 31, 2010	8,232	542	36	8,346

Proved Developed Reserves:
Balance, December 31, 2007	8,730	827	45	8,897
Balance, December 31, 2008	7,998	847	34	8,161
Balance, December 31, 2009	7,397	582	31	7,514
Balance, December 31, 2010	7,282	542	36	7,396
Proved Undeveloped Reserves:
Balance, December 31, 2007	1,440	—	—	1,440
Balance, December 31, 2008	1,354	—	—	1,354
Balance, December 31, 2009	1,286	—	—	1,286
Balance, December 31, 2010	950	—	—	950

        The reserves above represent the trust's 80% net profits interest in the underlying properties for the remainder of the term of the trust.

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2010 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2010 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	9021.1	82.2	1,186.9	10,290.2
Gas (MMcf)	549.4	127.7	0.0	677.0
NGL (MBbl)	45.3	0.0	0.0	45.3
Revenue
Oil	$652,489.4	$5,943.0	$85,848.3	$744,289.7
Gas	2,277.6	411.2	0.0	2,688.7
NGL	1,921.0	0.0	0.0	1,921.0
Severance Taxes	3,390.6	284.3	3,724.6	7,399.5
Ad Valorem Taxes	19,643.3	184.8	2,562.8	22,390.8
Operating Expenses	179,513.3	1,197.8	9,112.3	189,823.4
Workover Expenses	12,939.4	0.0	0.0	12,939.4
COPAS	35,695.3	126.7	1,028.2	36,850.3
Investments	0.0	1,139.0	12,029.5	13,168.5
80% NPI Net Operating Income(1)	$324,411.9	$2,737.3	$45,912.7	$373,062.0
80% Net Profits Interest (NPI)(2)	$196,080.5	$1,462.7	$27,356.3	$224,899.5

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

        Oil and gas prices were adjusted to a WTI Cushing oil price of $79.43 per Bbl and a Henry Hub natural gas price of $4.37 per MMbtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2010. The price adjustments were based on oil price differentials forecast at -$7.10 per Bbl for all properties. Oil price differentials were not escalated. Gas and NGL price differentials were forecast on a per property basis as provided by MV Partners and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by MV Partners. Expenses and investments were held constant in accordance with SEC rules and guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue, except for those Kansas producing properties that are severance tax exempt. Ad valorem taxes of 3.0% of total revenue were applied to each property as provided by MV Partners. Oil and gas conservation tax rates were applied to all Kansas properties at the applicable rates.

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

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and eastern Colorado. The following is a summary of the approximate acreage of the underlying properties at December 31, 2010.

	Gross	Net
	(acres)
Developed Acreage:
El Dorado Area	15,405	15,393
Northwest Kansas Area	11,885	11,840
Other	20,350	16,649

Total	47,640	43,882

Undeveloped Acreage:
El Dorado Area	—	—
Northwest Kansas Area	—	—
Other	—	—

Total	—	—

        The following is a summary of the producing wells on the underlying properties as of December 31, 2010:

	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	922	904	65	9	987	913
Natural gas	5	4	1	—	6	4

Total	927	908	66	9	993	917

        The following is a summary of the number of developmental wells drilled by MV Partners on the underlying properties during the last three years. MV Partners did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2008		2009		2010
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	11	11	11	11	8	8
Natural gas wells	—	—	—	—	—	—
Non-productive	—	—	—	—	1	1

Total	11	11	11	11	9	9

        During the years ended December 31, 2008, 2009 and 2010, MV Partners drilled, completed and commenced production with respect to 11, 11 and 8 wells, respectively, on the underlying properties. As of December 31, 2010, no wells were being drilled. Capital expenditures associated with proved undeveloped reserves for the year ended December 31, 2010, were $1.98 million. MV Partners continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program."

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Sales volumes for natural gas liquids during the periods presented were not significant. Average prices do not include the effect of hedge and other derivative activity.

	Year Ended December 31,
	2008	2009	2010
Sales prices:
Oil (per Bbl)	$94.88	$54.82	$72.61
Natural gas (per Mcf)	$6.44	$2.80	$3.72
Lease operating expense (per Boe)	$15.26	$14.49	$15.28
Lease maintenance (per Boe)	$1.59	$1.49	$1.72
Lease overhead (per Boe)	$2.69	$2.87	$2.98
Production and property taxes (per Boe)	$3.25	$2.28	$3.09

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

Marketing and Post-Production Services

        Pursuant to the terms of the conveyance that created the net profits interest, MV Partners has the responsibility to market, or cause to be marketed, the oil, natural gas and natural gas liquid production attributable to the underlying properties. The terms of the conveyance that created the net profits interest do not permit MV Partners to charge any marketing fee when determining the net proceeds upon which the net profits interest is calculated. As a result, the net proceeds to the trust from the sales of oil, natural gas and natural gas liquid production from the underlying properties are determined based on the same price that MV Partners receives for oil, natural gas and natural gas liquid production attributable to MV Partners' remaining interest in the underlying properties.

        During the year ended December 31, 2007 and the first seven months of 2008, MV Partners sold all of its oil production to third-party crude oil purchasers, including to three oil refineries located in McPherson, El Dorado and Coffeyville, Kansas, at market prices. A substantial portion of the crude oil produced from the underlying properties was sold to Eaglwing. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008, after which date further sales to Eaglwing were terminated. On July 22, 2008, SemCrude and certain of its affiliates, including Eaglwing, filed voluntarily petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The members of MV Energy and certain members of MV Partners' other member, VAP-I, LLC, including each of Mr. J. Michael Vess and Mr. David L. Murfin, own minority interests in Eaglwing and SemCrude.

        Beginning July 18, 2008, substantially all of the production from the underlying properties went into on-location storage tanks and a portion of the oil production was shut-in pending resolution of the marketing process for the production. As of July 31, 2008, Vess Oil and Murfin Drilling recommenced general sales of production from the underlying properties, to several purchasers other than Eaglwing, including MV Purchasing, LLC, which we refer to as "MV Purchasing," under short-term arrangements using market sensitive pricing. MV Purchasing is majority owned by the indirect equity owners of MV Partners. These sales to purchasers are now under terms ranging from one month to six months, using market sensitive pricing. Since mid-August 2008, three purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may be acquired by one or more single purchasers. For the years ended December 31, 2010 and December 31, 2009, MV Purchasing purchased 72% and 71%, respectively, of the production from the underlying properties. MV Partners does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on MV Partners' business. For the year ended December 31, 2008, Eaglwing and MV Purchasing purchased 60% and 13%, respectively, of the production from the underlying properties.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. MV Partners sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by MV Partners for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2008, 2009 and 2010 were $5.54, $7.01 and $7.10 per barrel, respectively.

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

Sale and Abandonment of Underlying Properties

        MV Partners and any transferee of any of the underlying properties will have the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between MV Partners and the trust in determining whether a well is capable of producing in commercially paying quantities, MV Partners is required under the conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. For the years ended December 31, 2008, 2009 and 2010, MV Partners plugged and abandoned six, 16 and two wells, respectively, based on its determination that such wells were no longer economical to operate or restore to production.

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

Regulation—General

        The production of oil and gas from the underlying properties is affected by many state and federal regulations with respect to allowable rates of production, drilling permits, well spacing, marketing, environmental matters and pricing. Future regulations could change allowable rates of production or the manner in which oil and gas operations may be lawfully conducted.

FERC Regulation

        Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the Federal Energy Regulatory Commission, or FERC, under the Natural Gas Act of 1938, or NGA, the Natural Gas Policy Act of 1978, or NGPA, and regulations issued under those statutes. Over the last two decades, the FERC has issued orders and adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or "unbundle," into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately- organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these and other regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by the United States Congress and/or the courts.

        In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the NGPA and culminated in adoption of the Natural Gas Wellhead Decontrol Act which removed all price controls affecting wellhead sales of natural gas effective January 1, 1993.

        Sales of crude oil, condensate, and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future. Sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market based rates may be permitted in certain circumstances.

        Although the price at which MV Partners sells oil, natural gas and natural gas liquids is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation, with regard to physical sales of natural gas and oil, MV Partners is required to observe anti-market manipulation laws and related regulations enforced by the FERC and/or the Commodity Futures Trading Commission, or the CFTC, and the Federal Trade Commission, or FTC. If MV Partners were to violate the anti-market manipulation laws and regulations, MV Partners could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

        As to these various developments, MV Partners has advised the trust that the on-going and evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the trust.

State and Other Regulation

        In general, the jurisdictions in which royalty properties are located have statutory provisions regulating the production and sale of crude oil and natural gas. The regulations often require permits for the drilling of wells but extend also to the spacing of wells, the prevention of waste of oil and gas resources, the rate of production, prevention and clean-up of pollution and other matters.

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

        Climate Change.    There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. Kansas and Colorado have joined Western Climate Initiative or WCI, a regional organization that is examining measures to reduce greenhouse gas emissions. In 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that greenhouse gases are an "air pollutant" under the federal Clean Air Act and, thus, subject to future regulation. The oil and natural gas industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact the future operations of the properties comprising the underlying properties. The EPA is moving forward to regulate greenhouse gases. To date, the EPA has issued (i) a "Mandatory Reporting of Greenhouse Gases", or MRR, final rule, effective December 29, 2009, which establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of carbon dioxide-equivalent greenhouse gases to inventory and report their greenhouse gas emissions annually; the Petroleum and Natural Gas Systems Reporting Rule was published on November 30, 2010 and requires certain segments of the industry, including onshore petroleum and natural gas producers, to report carbon dioxide-equivalent greenhouse gases using the same thresholds used in the MRR beginning in 2012; and (iii) an "Endangerment Finding" final rule, effective January 14, 2010, which states that current and projected concentrations of six key greenhouse gases in the atmosphere, as well as emissions from new motor vehicles and new motor vehicle engines, threaten public health and welfare, allowing the EPA to finalize motor vehicle greenhouse gas standards. According to the EPA, the final motor vehicle greenhouse gas standards will trigger construction and operating permit requirements for stationary sources. As a result, the EPA has proposed to tailor these programs such that only large stationary sources will be required to have air permits that authorize greenhouse gas emissions. Laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on the future operations of MV Partners if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. In addition, such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have a negative impact on MV Partners' operations. In addition to potential impacts on MV Partners' operations directly or indirectly resulting from climate-change legislation or regulations, MV Partners' operations also could be negatively affected by climate-change related physical changes or changes in weather patterns. At this time, it is not possible to estimate accurately how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of MV Partners.

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

        MV Partners believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the properties comprising the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the trust unitholders. For instance, MV Partners did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2008, 2009 and 2010. Additionally, MV Partners has informed the trust that MV Partners is not aware of any environmental issues or claims that will require material capital expenditures during 2011. However, there is no assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on the operations of the properties comprising the underlying properties and the cash distributions to the trust unitholders.

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

        The reserves attributable to the underlying properties and the quarterly cash distributions of the trust are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids can fluctuate widely on a quarter-to-quarter basis in response to a variety of factors that are beyond the control of the trust and MV Partners. These factors include, among others:

  •
  political conditions or hostilities in oil and natural gas producing regions, including the Middle East, North Africa and South America;

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

        Crude oil prices have been volatile the last several years and in 2010, ranged from a high of $91.51 to a low of $68.01. The NYMEX crude oil spot prices per Bbl were $44.60, $79.36 and $91.38 as of December 31, 2008, 2009 and 2010, respectively. Neither MV Partners nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of MV Partners and the financial condition of the trust could be materially adversely affected.

        MV Partners entered into hedge contracts relating to a portion of the oil volumes expected to be produced from the underlying properties, and assigned to the trust the right to receive 80% of the proceeds from these contracts. These hedge contracts, however, did not cover all of the oil volumes that are expected to be produced during the term of the trust. The last hedge contract expired in December 2010. Furthermore, MV Partners has not entered into any hedge contracts relating to oil volumes expected to be produced after December 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust. As a result, the amounts of the cash distributions may fluctuate significantly after 2010 as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the effects of any changes in commodity prices. The prior hedge contracts may have limited the amount of cash available for distribution if the prices that would otherwise be received were above the prices established in the hedge contracts. In addition, the hedge contracts were subject to counterparty nonperformance and other risks. For a discussion of the hedge contracts, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Hedge Contracts."

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

        The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. As part of its development plan for the underlying properties, MV Partners expects to drill 20 development wells and conduct recompletion and workover operations on existing wells included in the underlying properties over the five years ending December 31, 2015. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program" for a description of MV Partners' development plans. Shortages of field personnel and equipment or price increases could significantly decrease the amount of cash available for distribution to the trust unitholders, or restrict the ability of MV Partners to drill the wells and conduct the operations which it currently has planned for the underlying properties.

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

        The net proceeds payable to the trust from the net profits interest are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties and proceeds, if any, received by MV Partners upon settlement of the hedge contracts. The reserves attributable to the underlying properties are depleting assets, which means that the reserves attributable to the underlying properties will decline over time. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. Based on the estimated production volumes in the reserve report, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average annual rate of approximately 6.4% over the next 20 years assuming no additional development drilling or other capital expenditures are made after 2015 on the underlying properties. The anticipated rate of decline is an estimate and actual decline rates may vary from those estimated. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest).

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

        Eaglwing purchased substantially all of the crude oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and filed for reorganization under the United States Bankruptcy Code on July 22, 2008. Because of the nonpayment by Eaglwing for such production and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds attributable to the net profits interest for MV Partners to distribute cash to the trust for the quarter ended September 30, 2008. As a result, the scheduled quarterly distribution by the trust in October 2008 was not made and the January 2009 distribution was substantially impacted. Neither the trust nor the trust unitholders were liable for any costs in excess of net proceeds; however, the trust was not entitled to receive any net proceeds until future net proceeds exceeded the total of those excess costs, plus interest at the prime rate. For additional information, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Other Events." A subsequent purchaser's failure to pay for purchased production could also have a significant adverse impact on MV Partners' business, which could in turn impact the trust. The current tightening of credit in the financial markets may make it more difficult for purchasers to obtain financing and depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by such purchasers.

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

        In addition, affiliates of MV Partners may engage in activities whereby such affiliates could have interests that conflict with the interests of MV Partners, which could, depending on the circumstances, negatively impact MV Partners' business. For example, the members of MV Energy and certain members of MV Partners' other member, VAP-I, LLC, including each of Mr. J. Michael Vess and Mr. David L. Murfin, owned minority interests in Eaglwing and SemCrude prior to the effectiveness of their bankruptcy plan. As of July 31, 2008, MV Purchasing, which is majority owned by the indirect equity owners of MV Partners, began purchasing production from the underlying properties. On August 7, 2008, MV Partners entered into a credit facility consisting of a new unsecured loan in an aggregate principal amount of $3 million with the indirect equity owners of MV Partners. The credit facility matured in August 2009. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Other Events."

        In September 2010, Vess Oil and Murfin Drilling received funds for the collection of the sale of oil volumes to SemCrude and Eaglwing for the period between June 1, 2008 and July 1, 2008. The collected funds represent the payout on proofs of claims filed by Vess Oil and Murfin Drilling on a lease by lease basis on their own behalf and on behalf of various working interest owners (inclusive of MV Partners' interests), overriding royalty owners and royalty owners. The funds were assessed and allocated among the various working interest owners, overriding royalty owners and royalty owners during the fourth quarter of 2010, with Vess Oil and Murfin Drilling determining that MV Partners' portion was $1,274,477. Such dollar amount was included in the calculation of the net profits interests for the fourth quarter of 2010.

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

The trust has not requested a ruling from the IRS regarding the tax treatment of ownership of the trust units or the tax treatment of the net profits interest. If the IRS were to determine (and be sustained in that determination) that the trust is not a grantor trust for federal income tax purposes, or that the net profits interest is not a debt instrument for federal income tax purposes, the trust unitholders may receive different and less advantageous tax treatment than that described in this Form 10-K.

        Tax counsel to MV Partners advised the trust at the time of formation that, for federal income tax purposes, in its opinion MV Partners will be treated as a grantor trust and not as an unincorporated business entity. Tax counsel to MV Partners also advised the trust at the time of formation that, for federal income tax purposes, based upon representations made by MV Partners regarding the expected economic life of the underlying properties and the expected duration of the net profits interest, in its opinion the net profits interest should be treated as a "production payment" under Section 636 of the Code or otherwise as a debt instrument.

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

        The ability of MV Partners to perform its obligations related to the operation of the underlying properties will depend on MV Partners' future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions, collections of payments due from third parties, and upon financial, business and other factors, many of which are beyond the control of MV Partners.

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

	High	Low	Cash Distributions
2009
First Quarter (January 1, 2009 through March 31, 2009)	$12.75	$7.83	$0.08534252
Second Quarter (April 1, 2009 through June 30, 2009)	$14.84	$10.27	$0.41900285
Third Quarter (July 1, 2009 through September 30, 2009)	$16.96	$13.15	$0.46103699
Fourth Quarter (October 1, 2009 through December 31, 2009)	$20.71	$16.05	$0.59500000
2010
First Quarter (January 1, 2010 through March 31, 2010)	$25.26	$19.77	$0.57500000
Second Quarter (April 1, 2010 through June 30, 2010)	$28.40	$21.36	$0.60500000
Third Quarter (July 1, 2010 through September 30, 2010)	$31.38	$24.62	$0.96500000
Fourth Quarter (October 1, 2010 through December 31, 2010)	$40.00	$27.81	$0.61000000

        As of March 11, 2011, the 11,500,000 units outstanding were held by 11 unitholders of record.

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

Recent Sales of Unregistered Securities

        There were no equity securities sold by the trust during the year ended December 31, 2010 that were not registered under the Securities Act of 1933, as amended, which we refer to as the "Securities Act."

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2010.

Item 6.    Selected Financial Data.

        The trust was formed on August 3, 2006. The conveyance of the net profits interest, however, did not occur until January 24, 2007. As a result, the trust did not recognize any income or make any distributions during the year ended December 31, 2006. The following table sets forth selected data for the trust as of December 31, 2007, 2008, 2009 and 2010, and for the years ended December 31, 2007, 2008, 2009 and 2010 based on the audited statements of assets and trust corpus as of December 31, 2007, 2008, 2009 and 2010 and the audited statements of distributable income for the years ended December 31, 2007, 2008, 2009 and 2010.

	For the Year Ended
	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
Net profits income	$33,581,080	$21,356,403	$19,024,707	$32,526,515
Distributable income	$32,851,579	$20,776,411	$17,944,404	$31,682,500
Distributions per trust unit	$2.8567	$1.8066	$1.5604	$2.7550
Total assets at year-end	$46,200,057	$42,794,682	$39,432,385	$36,121,659

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

  (c)
  The investment in net profits interest is amortized over the life of the trust based on units of production using the total estimated proved reserves.

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

Comparison of results of the trust for the years ended December 31, 2010 and 2009

        Income for the trust from the net profits interest and hedge activities was $32.5 million for the year ended December 31, 2010 compared to $19.0 million for the year ended December 31, 2009. General and administrative expense for the trust was $0.8 million for each of 2010 and 2009. The trust paid administration fees of $0.1 million to MV Partners for each of 2010 and 2009. As of December 31, 2010 and 2009, the trust had $91,579 and $66,965, respectively, as a reserve for future expenses. Distributable income was $31.7 million or $2.7550 per unit in 2010 compared to $17.9 million or $1.5604 per unit in 2009.

        The revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the trust during the year ended December 31, 2010 substantially represents the production by MV Partners from September 2009 through August 2010 and the cash received by the trust during the year ended December 31, 2009 substantially represents the production by MV Partners from September 2008 through August 2009. MV Partners computes net proceeds quarterly on a calendar basis and distributes to the trust 80% of the aggregate of such net proceeds attributable to a computation period on or before the 25th day of the month following the computation period. As a result, for the year ended December 31, 2010, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2009 through September 30, 2010. For the year ended December 31, 2009, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2008 through September 30, 2009.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $40,639,962 for the period from October 1, 2009 through September 30, 2010. Included in this amount are payments to settle hedges totaling $7,365,521. In addition, amounts received to settle hedges was $18,183 for the period from October 1, 2009 through September 30, 2010, which resulted in total cash receipts over cash disbursements of $40,658,145. The trust's net profits interest (80%) of this total was $32,526,515 for the year ended December 31, 2010. In April 2010, MV Partners received payment of $5,627,233 in connection with the SemGroup bankruptcy, representing 100% of its claims for oil and gas sold to Eaglwing on and between July 2, 2008 and July 22, 2008. Such amount was included in the calculation of net proceeds attributable to the net profits interest of the trust for the year ended December 31, 2010.

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

        The trustee reserved $24,614 and $49,333 for future trust expenses for the years ended December 31, 2010 and 2009, respectively, and paid general and administrative expenses of $819,401 and $780,970 for the years ended December 31, 2010 and 2009, respectively, which resulted in distributable income of $31,682,500, or $2.755 per unit, for the year ended December 31, 2010 and $17,944,404, or $1.5604 per unit, for the year ended December 31, 2009.

        The average price received for crude oil sold during 2010 was $75.61 per Bbl, while the average price received for crude oil sold during 2009 was $54.03. The average price received for natural gas sold during 2010 was $3.46 per Mcf, while the average price received for natural gas sold during 2009 was $3.38 per Mcf. The average prices for 2010 relate to production by MV Partners from September 2009 through August 2010 and the average prices for 2009 relate to production by MV Partners from September 2008 through August 2009.

        The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that is for the oil and gas production sold and delivered during the period from October 1, 2009 to September 30, 2010 were 757,887 Bbls of oil, 64,115 Mcf of natural gas and 3,464 Bbls of natural gas liquids for a total equivalent barrels of oil of 770,825. The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that is for the oil and gas production sold and delivered during the period from October 1, 2008 to September 30, 2009 were 765,518 Bbls of oil, 70,297 Mcf of natural gas and 4,338 Bbls of natural gas liquids for a total equivalent barrels of oil of 780,054.

        As noted above, the amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2010 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2009 through August 2010. The amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2009 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2008 through August 2009.

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

Historical Results of the Underlying Properties

        The following table sets forth revenues, direct operating expenses and the excess of revenues over direct operating expenses relating to the underlying properties for the three years in the period ended December 31, 2010. The historical results of the underlying properties are not indicative of the future distributions of the trust, and such historical results do not give effect to the conveyance of the net profits interest and related transactions that occurred on January 24, 2007.

	(unaudited) (in thousands)
	Year ended December 31,
	2008	2009	2010
Revenues:
Oil sales	$90,484	$52,009	$68,516
Natural gas sales	667	240	281
Natural gas liquid sales	337	168	180
Hedge and other derivative activity	(30,289)	2,967	(9,249)

Total	61,199	55,384	59,728

Bad debt expense (Recovery)	7,733	1,237	(406)
Direct operating expenses:
Lease operating expenses	14,866	14,000	14,652
Lease maintenance	1,554	1,443	1,651
Lease overhead	2,617	2,775	2,857
Production and property tax	3,165	2,202	2,968

Total	22,202	20,420	22,128

Excess of revenues over direct operating expenses	$31,264	$33,727	$38,006

  The above table sets forth information as it relates to the underlying properties on the accrual basis, which is the way the books and records are kept. These numbers do not relate to the trust as the trust reports on a cash basis. For the year ended December 31, 2008, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2007 through September 30, 2008. For the year ended December 31, 2009, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2008 through September 30, 2009. For the year ended December 31, 2010, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2009 through September 30, 2010.

        MV Partners has historically entered into certain hedging arrangements and other derivatives to reduce the exposure of the revenues from oil production for the underlying properties to fluctuations in crude oil prices. In addition, MV Partners was required under the terms of its original agreement of limited partnership to hedge approximately 80% of its expected annual proved producing reserves. This requirement is no longer in effect. From January 1, 2008 to December 31, 2010, approximately 74% of the actual oil production volumes were subject to these hedging arrangements, with settlement prices ranging from $56.39 to $70.57 per barrel. During that same period, the NYMEX price per barrel of crude oil was between $33.87 and $145.29. MV Partners has not entered into any hedge contracts relating to oil volumes expected to be produced after 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust.

        The following table provides oil and natural gas sales volumes, average sales prices and capital expenditures relating to the underlying properties for the three years in the period ended December 31, 2010. Sales volumes for natural gas liquids during the periods presented were not significant. Average prices do not include the effect of hedge and other derivative activity.

	(unaudited) Year ended December 31,
	2008	2009	2010
Operating data:
Sales volumes:
Oil (MBbls)	954	949	944
Natural gas (MMcf)	104	86	76
Average Prices:
Oil (per Bbl)	$94.88	$54.82	$72.61
Natural gas (per Mcf)	$6.44	$2.80	$3.72
Capital expenditures (in thousands):
Property acquisition	$2,445	$1,497	$1,813
Well development	1,642	1,242	1,354

Total	$4,087	$2,739	$3,167

Discussion and Analysis of Historical Results of the Underlying Properties

Comparison of Results of the Underlying Properties for the Years Ended December 31, 2010 and 2009

        Excess of revenues over direct operating expenses for the underlying properties was $38.0 million for the year ended December 31, 2010, compared to $33.7 million for the year ended December 31, 2009. The increase was primarily a result of an increase in total revenue as a result of an increase in the average price received for the oil sold in 2010, which was offset by an increase in hedge expense. A small increase in direct operating expenses partially offset the increase in excess of revenues over direct operating expenses.

        Revenues.    Revenues from oil, natural gas and natural gas liquid sales increased $16.6 million to $69.0 million for the year ended December 31, 2010 compared to $52.4 million for the year ended December 31, 2009. This increase in revenues was primarily the result of an increase in the average price received for crude oil sold from $54.82 per Bbl for the year ended December 31, 2009 to $72.61 per Bbl for the year ended December 31, 2010. This increase in revenues reflects an increase in the average price received for natural gas sold from $2.80 per Mcf for the year ended December 31, 2009 to $3.72 per Mcf for the year ended December 31, 2010. The increase in revenues from oil, natural gas and natural gas liquids sales was partially offset by the increase in hedge activity expense. Total revenues increased $4.3 million from $55.4 million for the year ended December 31, 2009 to $59.7 million for the year ended December 31, 2010.

        Prices.    The average price received for crude oil sold increased from $54.82 per Bbl for the year ended December 31, 2009 to $72.61 per Bbl for the year ended December 31, 2010. The average price received for the crude oil sold increased primarily as a result of an increase in the oil price index on which the sales prices for a majority of the oil production were based. The average price received for natural gas sold increased from $2.80 per Mcf for the year ended December 31, 2009 to $3.72 per Mcf for the year ended December 31, 2010. The average price received for natural gas sold increased as a result of an increase in the natural gas price index on which the sales prices for a majority of the natural gas production were based.

        Volumes.    Sales volumes for crude oil decreased from 949 MBbls for the year ended December 31, 2009 to 944 MBbls for the year ended December 31, 2010. Sales volumes for natural gas decreased from 86 MMcf for the year ended December 31, 2009 to 76 MMCF for the year ended December 31, 2010. The small decrease in overall production sales volumes was less than the natural decline of the underlying properties.

        Hedge activity.    Hedge activity expense increased from a $3.0 million gain for the year ended December 31, 2009 to a $9.2 million loss for the year ended December 31, 2010. This increase in hedge activity expense was due to the higher average NYMEX price per Bbl for 2010. The average NYMEX price per Bbl of crude oil for 2010 was $79.53 compared to $61.80 for 2009. The weighted average settlement price of hedges for 2010 was $65.03 compared to $66.24 for 2009.

        Bad debt expense.    In 2008 MV Partners incurred bad debt expenses of $7.7 million as a result of the Eaglwing bankruptcy. Eaglwing purchased substantially all of the oil produced from the underlying properties in June 2008 and the first 18 days of July 2008 and, as a result of the bankruptcy, MV Partners wrote-off half of the accounts receivable from production sold to Eaglwing during 2008. For the year ended December 31, 2009, MV Partners wrote off an additional 8% of the revenue from production sold to Eaglwing during June 2008 and the first 18 days of July 2008. MV Partners also wrote off $16,000 due from SemCrude for the settlement of certain hedge contracts. See "—Other Events." During the year ended December 31, 2010 recovery was made from the bankruptcy court for some of the 2008 sales. MV Partners recognized bad debt recovery of $0.4 million for the year ended December 31, 2010.

        Direct operating expenses.    Direct operating expenses increased from $20.4 million for the year ended December 31, 2009 to $22.1 million for the year ended December 31, 2010. This increase was primarily a result of an increase in lease operating expenses and property tax expense.

        Lease maintenance expense.    Lease maintenance expense increased from $1.4 million for the year ended December 31, 2009 to $1.7 million for the year ended December 31, 2010. This increase in lease maintenance expense was primarily the result of scheduled projects being completed.

        Production and property tax expense.    Production and property tax expense was $2.2 million for the year ended December 31, 2009 compared to $3.0 million for the year ended December 31, 2010. The increase was a result of higher property tax valuations and the increased revenue on which the production tax was calculated.

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

Liquidity and Capital Resources

        Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust's only use of cash is for distributions to trust unitholders. Administrative expenses include payments to the trustee as well as an annual administrative fee to MV Partners pursuant to the administrative services agreement. Each quarter, the trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the trust from the net profits interest, payments from the hedge contracts and other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust's expenses for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. As of December 31, 2010, $91,579 was held by the trustee as such a reserve. The trustee may cause the trust to borrow funds required to pay expenses if the trustee determines that the cash on hand and the cash to be received are insufficient to cover the trust's liabilities. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During each of 2009 and 2010, MV Partners made no advances to the trust for trust expenses.

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

        As noted above, Eaglwing purchased substantially all of the oil produced from the underlying properties during June 2008 and the first 18 days of July 2008 and subsequently filed bankruptcy. Because of the nonpayment by Eaglwing and decreased sales by MV Partners during July and August 2008, there were not sufficient net proceeds collected by MV Partners from July 1, 2008 through September 30, 2008 for MV Partners to distribute cash to the trust with respect to the net profits interest relating thereto. As a result, the scheduled quarterly distribution by the trust in October 2008 was not made and the January 2009 distribution was substantially impacted. There was no negative impact on other distributions by the trust from such nonpayment by Eaglwing; however, the July 2010 distribution and the January 2011 distributions by the trust were favorably impacted by the recovery of funds in such bankruptcy proceeding. See "—Other Events."

Other Events

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

        From July 18, 2008 until July 31, 2008, only minor amounts of crude oil production from the underlying properties were sold. On July 31, 2008, Vess Oil and Murfin Drilling recommenced general sales of production from the underlying properties to several purchasers other than Eaglwing, including an affiliated purchaser, under short-term arrangements using market sensitive pricing. As of August 7, 2008, field operations at the underlying properties returned to substantially normal operations, although it took until mid-August before the marketing of crude oil production normalized to the sales process and volumes that existed prior to July 18, 2008. Given the bankruptcy filing and the uncertainty of recovery by MV Partners, on August 7, 2008, MV Partners closed on two separate credit facilities providing an aggregate of $9 million of funding capacity for general corporate purposes. One of the facilities consisted of a new unsecured loan in an aggregate principal amount of $3 million from indirect equity owners of MV Partners. Both credit facilities matured in 2009.

        On October 28, 2009, a bankruptcy judge confirmed the SemGroup Fourth Amended Plan of Reorganization, which we refer to as the "Plan." Under the Plan, producers are to recover a portion of their undisputed allowed claims against SemCrude and certain of its affiliates, including Eaglwing, which we refer to collectively as the "SemGroup." The amount recoverable by each producer depends on various factors, including the dates of sale to the SemGroup. Pursuant to the Plan, producers that sold oil and gas to the SemGroup on and between July 2, 2008 and July 22, 2008, which we refer to as the "July Sales," are to receive 100% of their undisputed allowed claims and producers that sold oil and gas to the SemGroup between June 1, 2008 and July 1, 2008 are to receive a proportionate allocation of the remaining cash for the allowed secured producer claims.

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

        Vess Oil and Murfin Drilling, which are the operators of the underlying royalty properties of MV Partners, filed proofs of claims in the bankruptcy case on a lease by lease basis on their own behalf and on behalf of various working interest owners (inclusive of MV Partners' interests), overriding royalty owners and royalty owners. Vess Oil and Murfin Drilling received funds in late September 2010 for the collection of the sale of oil volumes to SemCrude and Eaglwing for the period between June 1, 2008 and July 1, 2008. Such funds represent the payout on such claims, less certain charges allowed by the bankruptcy court. The funds were assessed and allocated among the various working interest owners, overriding royalty owners and royalty owners during in the fourth quarter of 2010, with Vess Oil and Murfin Drilling determining that MV Partners' portion was $1,274,477. Such funds were received by MV Partners during the quarter ended December 31, 2010 and ultimate distribution to the trust of its allocable portion, occurred in the fourth quarter of 2010, with the trust distributing such funds in connection with the quarterly payment for the period ended December 31, 2010.

        Hedge contracts relating to 30,000 Bbls of oil per month were with SemCrude for each month during 2008. SemCrude owed MV Partners under the hedge contracts for the months of November and December 2008 because the average of the settlement price for each commodity business day in the contract month was below $60.70 and SemCrude did not pay such amounts due. MV Partners did not pay SemCrude approximately $480,717 under the terms of the hedge contract with SemCrude for October 2008, and instead filed a claim with SemCrude that netted the amounts due for SemCrude with the amount due by MV Partners, with a net payment due from SemCrude of approximately $16,000. In accordance with the Plan, in satisfaction of such unsecured claim, MV Partners was issued four shares of Class A common stock of SemGroup Corporation and warrants to purchase five shares of Class A common stock of SemGroup Corporation, at an exercise price per share of $25.00; such warrants expire on November 30, 2014. The trust would be entitled to 80% of the net proceeds received by MV Partners upon a sale of such shares or warrants.

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

        The development program that MV Partners currently intends to implement over the five years ending December 31, 2015 with respect to the underlying properties categorized as proved undeveloped reserves consists of drilling development wells, recompletion and workover projects and polymer workovers. The development program that MV Partners currently intends to implement over the next five years with respect to the underlying properties categorized as proved developed non-producing reserves consists of well-reactivation projects, injection well-workover projects, recompletion projects and well-workover projects.

        MV Partners has undertaken 3-D seismic surveys covering several leases constituting a part of the underlying properties. These leases have over 31 undrilled offset locations of varying quality based on offset production and subsurface mapping. The 3-D data was utilized to refine the subsurface mapping with respect to the size of mapped sink holes and to define smaller structural features along the edges of the main formation reservoir. Using this data, MV Partners has scheduled the drilling of 17 proved undeveloped locations over the five years ending December 31, 2015. MV Partners has expanded its 3-D seismic program into other fields constituting a part of the underlying properties.

        MV Partners expects total capital expenditures for the underlying properties during the five years ending December 31, 2015 will be approximately $13.2 million. Of this total, MV Partners contemplates spending approximately $9.1 million to drill development wells in seven project areas and approximately $4.1 million for recompletion and workovers of existing wells. MV Partners expects that these capital projects will add production that will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties. The trust is not directly obligated to pay any portion of any capital expenditures made with respect to the underlying properties; however, capital expenditures made by MV Partners with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under "Business—Computation of Net Proceeds—Net Profits Interest") share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest. As the cash received by the trust in respect of the net profits interest will be reduced by the trust's pro rata share of these capital expenditures, MV Partners expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.

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

Contractual Obligations

        As of December 31, 2010, the trust had no obligations or commitments to make future contractual payments other than the administrative services fee and trustee fee payable to MV Partners and the trustee, respectively. See "Financial Statements and Supplementary Data—Notes to Financial Statements—Note G—Related Party Transactions."

Hedge Contracts

        The revenues derived from the underlying properties depend substantially on prevailing crude oil and, to a lesser extent, natural gas and natural gas liquid prices. As a result, commodity prices also affect the amount of cash flow available for distribution to the trust unitholders. Lower prices may also reduce the amount of oil, natural gas and natural gas liquids that MV Partners can economically produce. MV Partners sells the oil, natural gas and natural gas liquid production from the underlying properties under floating market price contracts each month. Prior to 2011, MV Partners had entered into hedge contracts to reduce the exposure of the revenues from oil production from the underlying properties for years before 2011 to fluctuations in crude oil prices and to achieve more predictable cash flow. The weighted average settlement price of hedges for 2010 was $65.03. The terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust. The trust does not enter into derivative contracts for trading or speculative purposes.

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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders
MV Oil Trust

        We have audited the accompanying statements of assets and trust corpus of MV Oil Trust (the "Trust") as of December 31, 2009 and 2010 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        As described in Note B to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of MV Oil Trust as of December 31, 2009 and 2010 and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2010, on the basis of accounting described in Note B.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MV Oil Trust's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Wichita, Kansas
March 14, 2011

MV OIL TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2009	2010
ASSETS
Cash and cash equivalents	$66,965	$91,579
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(11,018,255)	(14,353,595)

Total assets	$39,432,385	$36,121,659

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at December 31, 2009 and 2010	$39,432,385	$36,121,659

STATEMENTS OF DISTRIBUTABLE INCOME

	Year ended December 31,
	2008	2009	2010
Income from net profits interest and hedge and other derivative activities	$21,356,403	$19,024,707	$32,526,515
Net advances from (repayments to) MV Partners, LLC	220,000	(250,000)	—
Cash withheld for future Trust expenses	(14,719)	(49,333)	(24,614)
General and administrative(1)	(785,273)	(780,970)	(819,401)

Distributable income	$20,776,411	$17,944,404	$31,682,500

Distributions per unit (11,500,000 units issued and outstanding for 2008, 2009 and 2010)	$1.8066	$1.5604	$2.7550

(1)
Includes $67,296, $67,492 and $70,191 paid to MV Partners, LLC during the years ended December 31, 2008, 2009 and 2010, respectively, and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. during each of the years ended December 31, 2008, 2009 and 2010.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year ended December 31,
	2008	2009	2010
Trust corpus, beginning of year	$46,200,057	$42,794,682	$39,432,385
Cash proceeds	21,356,403	19,024,707	32,526,515
Net advances from (repayments to) MV Partners, LLC	220,000	(250,000)	—
Cash distributions	(20,776,411)	(17,944,404)	(31,682,500)
Trust expenses	(785,273)	(780,970)	(819,401)
Amortization of net profits interest	(3,420,094)	(3,411,630)	(3,335,340)

Trust corpus, end of year	$42,794,682	$39,432,385	$36,121,659

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

1.
Basis of accounting

        The Trust uses the modified cash basis of accounting to report Trust receipts of the term net profits interest, receipts under the hedge contracts and payments of expenses incurred. The term net profits interest is revenues (oil, gas and natural gas liquid sales net of any payments made in connection with the settlement of the hedge and other derivative contracts) less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment cost and lease development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP)) of the underlying properties times 80% (term net profits interest percentage). In addition, the Trust will be entitled to receive 80% of all payments received by MV Partners upon settlement of the hedge and other derivative contracts. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust's net profits interest.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE B—TRUST ACCOUNTING POLICIES (Continued)

        The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust's assets, Trust corpus, and distributable income as follows:

          a)    Income from Net Profits Interest is recorded when distributions are received by the Trust;

          b)    Distributions to Trust unitholders are recorded when paid by the Trust;

          c)     Trust general and administrative expenses (which includes the Trustee's fees as well as accounting, engineering, legal and other professional fees) are recorded when paid;

          d)    Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under U.S. GAAP;

          e)    Amortization of the investment in Net Profits Interest is calculated using the units-of-production method based upon total estimated proved reserves and is charged directly to trust corpus and does not affect distributable income; and

          f)     The Trust evaluates its investment in the Net Profits Interest periodically for impairment purposes. The Trust will provide a write-down to its investment in the Net Profits Interest if and when that total capitalized costs, less accumulated amortization, exceed undiscounted future cash flows attributable to the Trust's interests in the proved oil and gas reserves of the underlying properties.

        While these statements differ from financial statements prepared in accordance with U.S. GAAP, the modified cash basis of reporting income and distributions is considered most meaningful because quarterly distributions to the Trust unitholders are based on net cash receipts.

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

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE C—NET PROFITS INTEREST

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and is calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

NOTE D—INCOME FROM NET PROFITS INTEREST AND HEDGE AND OTHER DERIVATIVE ACTIVITIES

	Year ended December 31,
	2008	2009	2010
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$26,695,504	$24,077,132	$40,639,962
Amounts received to settle hedges and other derivatives	—	5,815,225	18,183

Total of cash receipts over cash disbursements	26,695,504	29,892,357	40,658,145
Times net profits interest over the term of the Trust	80%	80%	80%

Income from net profits interest and hedge and other derivative activities	21,356,403	23,913,886	32,526,515
Recovery of deficiency from fourth quarter 2008	—	(4,889,179)	—

MV Partners reserve for future capital expenditures(2)	—	—	—

Total cash proceeds received by the Trust(3)	$21,356,403	$19,024,707	$32,526,515

(1)
Per the terms of the net profits interest, direct operating expenses, lease equipment and development costs are deducted when calculating the distributable income to the Trust.

(2)
Per the terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During 2007, MV Partners withheld $1.0 million from the first quarter payment. MV Partners utilized $0.5 million of this reserve in connection with the second quarter payment. MV Partners withheld $0.25 million from the fourth quarter payment, leaving a balance in the reserve of $0.75 million at December 31, 2007. The reserve was unaffected during 2008, 2009 and 2010, leaving a balance in the reserve of $0.75 million at December 31, 2008, December 31, 2009, and December 31, 2010. The reserve was released and paid to the Trust in the first quarterly distribution for 2011.

(3)
The cash proceeds received by the Trust are based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production, thus the cash received by the Trust during the year ended December 31, 2010 substantially represents the cash received for production by MV Partners from September 2009 through August 2010 and the cash received by the Trust during the year ended December 31, 2009 substantially represents the cash received for production by MV Partners from September 2008

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME FROM NET PROFITS INTEREST AND HEDGE AND OTHER DERIVATIVE ACTIVITIES (Continued)

  through August 2009 and the cash received by the Trust during the year ended December 31, 2008 substantially represents the production by MV Partners from September 2007 through August 2008.

        MV Partners entered into certain hedge contracts related to the oil production from the underlying properties for the year 2010. Such contracts were at prices ranging from $63 to $69 per barrel of oil, and hedged approximately 70% of expected production from the underlying properties that are classified as proved developed producing in the reserve report. MV Partners has not entered into any hedge contracts relating to oil volumes expected to be produced after 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust.

        For the year ended December 31, 2008, Eaglwing, L.P. and MV Purchasing, LLC ("MV Purchasing"), which is majority owned by the indirect equity owners of MV Partners, purchased 60% and 13%, respectively, of the production from the underlying properties. For the year ended December 31, 2009, MV Purchasing purchased 71% of the production from the underlying properties. For the year ended December 31, 2010, MV Purchasing purchased 72% of the production from the underlying properties.

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

NOTE F—DISTRIBUTIONS TO UNITHOLDERS

        The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 25th day of the month following the end of each quarter to the Trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to such preceding quarter, over the expenses of the Trust for such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.

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

        The Trust did not make a fourth quarterly distribution during 2008. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008. Eaglwing subsequently filed a voluntary petition for reorganization under the U.S. bankruptcy code. Because of Eaglwing's bankruptcy, there were not sufficient net proceeds for MV Oil Trust to make a payment for the scheduled quarterly distribution in October 2008. See Note J—Other Events. During this quarter MV Partners made an advance of $150,000 to the Trust for trust expenses.

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

        The third quarterly distribution during 2010 was $0.965 per Trust unit and was made on July 23, 2010 to Trust unitholders owning Trust units as of July 15, 2010. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2010 through June 30, 2010. This distribution also included 80% of the $5,627,233 payment received by MV Partners in April 2010 for the sale of oil and gas to Eaglwing, L.P. on and between July 2, 2008 and July 22, 2008 in connection with the SemGroup bankruptcy. There were no amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from April 1, 2010 to June 30, 2010.

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

        As of December 31, 2010, cumulatively, since inception, MV Oil Trust has received payment for 3,296,323 net barrels of oil equivalent (unaudited).

NOTE G—RELATED PARTY TRANSACTIONS

        The Trust has entered into an administrative services agreement with MV Partners that obligates the Trust, throughout the term of the Trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the Trust relating to the net profits interest. The annual fee was a total of $64,896, $67,492 and $70,191 for 2008, 2009 and 2010, respectively, which will increase by 4% each year. During the years ended December 31, 2008, 2009 and 2010, the Trust paid MV Partners $67,296, $67,492 and $70,191, respectively, for administrative services that covered the period from January 2008 through December 2008, January 2009 through December 2009 and January 2010 through December 2010, respectively. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and MV Partners.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE G—RELATED PARTY TRANSACTIONS (Continued)

        The Trust has entered into a Trust Agreement with the Trustee that obligates the Trust, throughout the term of the Trust, to pay to the Trustee each quarter a Trustee fee. The annual fee was a total of $150,000 for each of 2008, 2009 and 2010. During the years ended December 31, 2008, 2009 and 2010, the Trust paid the Trustee $150,000 each year. The Trust Agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of a majority of the Trust unitholders.

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust agreement, the Trustee is allowed to borrow money to pay Trust expenses. The Trust expense holdback in the third quarter of 2007 was not sufficient to pay the third quarter expenses, so the Trustee borrowed $400,000 from MV Partners to pay Trust expenses. The Trust repaid $370,000 of the advance to MV Partners in the fourth quarter of 2007. The Trust expense holdback in the first quarter of 2008 was not sufficient to pay the first quarter expenses, so the Trustee borrowed $150,000 from MV Partners to pay Trust expenses. The Trust also repaid $30,000 for advances from prior quarters. The Trustee borrowed $400,000 from MV Partners during the second quarter of 2008 and repaid the $150,000 borrowed in the first quarter of 2008. The Trustee borrowed $100,000 from MV Partners during the third quarter of 2008 and repaid the $400,000 borrowed in the second quarter of 2008. The Trust expense holdback in the third quarter 2008 was not sufficient to pay expenses for the fourth quarter of 2008, so the Trustee borrowed $150,000 from MV Partners to pay Trust expenses. During the first quarter 2009, the Trustee repaid $250,000 borrowed in previous quarters. During the second, third and fourth quarters of 2009 and during 2010, the Trust did not borrow any money, and there were no prior borrowings that had not been repaid. Since the Trust uses the modified cash basis of accounting, a liability has not been recorded for any advances from MV Partners. The net advance is shown as an addition to Trust Corpus when the borrowing is made and is shown as a reduction to Trust Corpus when it is repaid.

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

NOTE J—OTHER EVENTS

        As publicly reported, on July 22, 2008, SemCrude, L.P. ("SemCrude") and certain of its affiliates (collectively, the "SemGroup"), including Eaglwing, L.P. ("Eaglwing"), filed voluntarily petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Eaglwing purchased

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—OTHER EVENTS (Continued)

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

        On October 26, 2009, a bankruptcy judge confirmed the SemGroup Fourth Amended Plan of Reorganization (the "Plan"). Under the Plan, producers are to recover a portion of their undisputed allowed claims against the SemGroup. The amount recoverable by each producer depends on various factors, including the dates of sale to the SemGroup. Pursuant to the Plan, producers that sold oil and gas to the SemGroup on and between July 2, 2008 and July 22, 2008 (the "July Sales") are to receive 100% of their undisputed allowed claims for the July Sales and producers that sold oil and gas to the SemGroup between June 1, 2008 and July 1, 2008 are to receive a proportionate allocation of the remaining cash for the allowed secured producer claims.

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

        Vess Oil and Murfin Drilling, which are the operators of the underlying properties of MV Partners, also filed proofs of claims in the bankruptcy case on a lease by lease basis on their own behalf and on behalf of various working interest owners (inclusive of MV Partners' interests), overriding royalty owners and royalty owners. Vess Oil and Murfin Drilling received funds in late September 2010 for the collection of the sale of oil volumes to SemCrude and Eaglwing for the period between June 1, 2008 and July 1, 2008. Such funds represent the payout on such claims, less certain charges allowed by the bankruptcy court. Such funds were assessed and allocated among the various working interest owners, overriding royalty owners and royalty owners. During the fourth quarter of 2010, MV Partners received payment of $1,274,477, representing its allocable share. Because MV Partners received this payment in the fourth quarter of 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the fourth quarter of 2010 and will be reflected in the Trust's first quarter of 2011 financial statements.

        Hedge contracts relating to 30,000 Bbls of oil per month were with SemCrude for each month during 2008. SemCrude owed MV Partners under the hedge contracts for the months of November and December 2008 because the average of the settlement price for each commodity business day in the contract month was below $60.70 and SemCrude did not pay such amounts due. MV Partners did not pay SemCrude approximately $480,717 under the terms of the hedge contract with SemCrude for October 2008, and instead filed a claim with SemCrude that netted the amounts due for SemCrude with the amount due by MV Partners, with a net payment due from SemCrude of approximately $16,000. In accordance with the Plan, in satisfaction of such unsecured claim, MV Partners was issued four shares of Class A common stock of SemGroup Corporation and warrants to purchase five shares of Class A common stock of SemGroup Corporation, at an exercise price per share of $25.00; such

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—OTHER EVENTS (Continued)

warrants expire on November 30, 2014. The trust would be entitled to 80% of the net proceeds received by MV Partners upon a sale of such shares or warrants.

        During July 2010, MV Partners informed the Trust that, for the period from inception of the Trust to December 31, 2009, MV Partners had understated in its reports to the Trust in connection with the net profits interest the barrel quantities that have been produced from the underlying properties. Pursuant to MV Partners' recalculation (which is unaudited), the underlying properties have produced 7,782 more barrels of oil equivalents (6,226 relating to the Trust's 80% net profits interest) than previously reported to the Trust. This adjustment in the production from the underlying properties does not increase the proceeds distributable to the Trust because the actual amount of cash collected formed the basis for paying the net profits interest; MV Partners has informed the Trust that, for timing reasons, many of the prior reportings utilized estimates of actual quantities of oil equivalents.

Subsequent event

        The first quarterly distribution for 2011 was $ 7,762,500, or $0.675 per Trust unit, and was made on January 25, 2011 to Trust unitholders owning Trust units as of January 18, 2011. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2010 through December 31, 2010. This distribution also included 80% of the $1,274,477 payment received by MV Partners in the fourth quarter of 2010 in connection with the SemGroup bankruptcy. There were no amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from October 1, 2010 through December 31, 2010. This distribution also included a payment from MV Partners of $750,000, which had been previously withheld for future capital expenses. The Trustee withheld $178,622 from the distribution for future Trust expenses. This quarterly payment was for 188,240 net barrels of oil equivalent (unaudited).

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        In December 2009, the Trust adopted revised oil and gas reserve estimation and disclosure requirements. The primary impact of the new disclosures is to conform the definition of proved reserves with the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008. The accounting standards update revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period before the end of the year, rather than the year-end price, be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2010 and 2009 has been presented in accordance with the new reserve estimation and disclosure rules, which may not be applied retrospectively. The 2007 and 2008 data are presented in accordance with SEC oil and gas disclosure requirements effective during those periods.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2007, 2008, 2009 and 2010 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the managers of MV Partners who operate the underlying properties, in accordance with the SEC's rules and definitions. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil, natural gas, and natural gas liquids reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

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

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)
Proved reserves
Balance at December 31, 2007	10,170,237	826,717	44,909
Revisions of previous estimates	(48,210)	100,697	(6,817)
Production	(770,168)	(80,922)	(4,262)

Balance at December 31, 2008	9,351,859	846,492	33,830
Revisions of previous estimates	86,958	(195,805)	1,426
Production	(755,635)	(68,817)	(4,094)

Balance at December 31, 2009	8,683,182	581,870	31,162

Revisions of previous estimates	305,469	21,720	8,462
Production	(756,497)	(61,955)	(3,391)

Balance at December 31, 2010	8,232,154	541,635	36,233

Proved developed reserves
December 31, 2007	8,730,051	826,717	44,909

December 31, 2008	7,997,578	846,492	33,830

December 31, 2009	7,396,975	581,870	31,162

December 31, 2010	7,282,636	541,635	36,233

Proved undeveloped reserves
December 31, 2007	1,440,186	—	—

December 31, 2008	1,354,281	—	—

December 31, 2009	1,286,207	—	—

December 31, 2010	949,518	—	—

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Estimates of future net cash flows from proved reserves of crude oil, natural gas, and natural gas liquids are computed using year-end prices for 2008 and the average, first-day-of-the-month price during the 12-month period for 2009 and 2010.

	2008	2009	2010
Future cash inflows	$354,736,625	$471,675,150	$599,119,450
Future costs
Production	(198,712,475)	(208,693,575)	(215,522,675)
Development	(13,134,800)	(12,843,200)	(10,534,800)

Future net cash flows	142,889,350	250,138,375	373,061,975
Less 10% discount factor	(63,024,768)	(103,272,462)	(148,162,450)

Standardized measure of discounted future net cash flows	$79,864,582	$146,865,913	$224,899,525

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

	2008	2009	2010
Standardized measure at beginning of year	$367,208,950	$79,864,582	$146,865,913
Net proceeds to the Trust	(21,356,403)	(19,024,707)	(32,526,516)
Proceeds not received for June and July production (See Note J)	(11,884,968)	—	—
Net 2008 fourth quarter deficiency settled in January 2009	4,839,426	(4,839,426)	—
Net payments made to settle hedge contracts	(18,445,426)	(3,133,176)	(5,892,417)
Payments made to settle 2008 fourth quarter hedge contracts made in January 2009	(10,207,118)	10,207,118	—
Amounts received to settle hedges and other derivatives	—	4,652,180	14,546

Net proceeds to the Trust, exclusive of net payments made to settle hedge contracts	(57,054,489)	(12,138,011)	(38,404,387)
Net changes in price and production costs	(262,367,137)	68,625,211	77,792,205
Changes in estimated future development costs	(1,007,738)	(630,763)	(335,430)
Development costs incurred during the year	2,454,400	1,806,000	1,907,600
Revisions of quantity estimates	(346,881)	1,611,198	8,689,760
Accretion of discount	36,720,895	7,986,458	14,686,591
Changes in production rates, timing and other	(5,743,418)	(258,762)	13,697,273

Standardized measure at end of year	$79,864,582	$146,865,913	$224,899,525

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

        Prices in effect at December 31, 2007 and 2008 and the average, first-day-of-the-month price during the 12-month period for 2009 and 2010 used in determining future net revenues related to the standardized measure calculation are as follows:

	2007	2008	2009	2010
Oil (per Bbl)	$91.01	$37.35	$53.96	$72.33
Gas (per Mcf)	$6.46	$5.63	$3.51	$3.97
NGL (per Bbl)	$78.63	$19.98	$33.87	$42.41

NOTE L—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2010:
Income from net profits interest and hedge and other derivative activities	$6,789	$7,150	$11,315	$7,272
Distributable income	$6,613	$6,958	$11,098	$7,015
Distributions per unit	$0.5750	$0.6050	$0.9650	$0.6100
2009:
Income from net profits interest and hedge and other derivative activities	$1,481	$5,069	$5,477	$6,998
Distributable income	$981	$4,819	$5,302	$6,843
Distributions per unit	$0.0853	$0.4190	$0.4610	$0.5950

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

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 31, 2010, there has been no change in the trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trust's internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

        As of December 31, 2010, the trustee assessed the effectiveness of the trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

        Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements of the trust included in this annual report on Form 10-K, has also audited the effectiveness of the trust's internal control over financial reporting as of December 31, 2010, as stated in their accompanying report.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
MV Oil Trust

        We have audited MV Oil Trust's (the "Trust") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        The Trust's internal control over financial reporting is a process designed by, or under the supervision of, the Trustee, and effected by the Trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting as described in Note B to the financial statements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America. The Trust's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of the Trustee and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, MV Oil Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and trust corpus of MV Oil Trust as of December 31, 2009 and 2010, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Wichita, Kansas
March 14, 2011

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the trust units to file with the SEC reports regarding their ownership and changes in ownership of the trust units. The trustee believes that, during 2010, the trust's 10 percent unitholders complied with all Section 16(a) filing requirements. In making these statements, the trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the trust.

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

Item 11.    Executive Compensation.

        During the year ended December 31, 2010, the trustee received compensation from the trust in the amount of $150,000. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 11, 2011 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
MV Energy, LLC(2)	2,875,000	25.0%
VAP-I, LLC(2)	1,437,500	12.5%

(1)
Based on 11,500,000 trust units outstanding as of March 11, 2011.

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

Administrative Services Agreement

        The trust has entered into an administrative services agreement with MV Partners that obligates the trust, throughout the term of the trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the trust relating to the net profits interest. The annual fee was a total of $70,191 for 2010, which will increase by 4% each year. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and MV Partners.

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

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2009 and 2010 and fees billed for other services rendered by Grant Thornton LLP.

	2009	2010
Audit fees	$170,775	$210,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$170,775	$210,000

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)(1)    Financial Statements

        The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:

Page in this Form 10-K
Report of Independent Registered Public Accounting Firm	55
MV Oil Trust Statement of Assets and Trust Corpus	56
Statements of Distributable Income	56
Statements of Changes in Trust Corpus	56

        (a)(2)    Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

        (a)(3)    Exhibits

Exhibit Number			Description
3.1		—	Certificate of Trust of MV Oil Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on August 14, 2006 (Registration No. 333-136609))

3.2		—	Amended and Restated Trust Agreement, dated January 24, 2007, among MV Partners, LLC, The Bank of New York Trust Company, N.A. and Wilmington Trust Company. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.1		—	Conveyance of Net Profits Interest, dated January 24, 2007, from MV Partners, LLC to The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.2		—	Administrative Services Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.3		—	Registration Rights Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

10.4		—	Assignment of Hedge Proceeds, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))

31.1	*	—	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number			Description
32.1	*	—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*		Report of Cawley, Gillespie & Associates, Inc., Petroleum Consultants

*
Filed herewith.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MV OIL TRUST
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE
By:	/s/ MIKE ULRICH Mike Ulrich Vice President

March 14, 2011

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

*
Filed herewith.

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS
PART I
  Item 1. Business.
General
Description of the Trust Units
Computation of Net Proceeds
Federal Income Tax Matters
Description of the Underlying Properties
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. [Reserved].
PART II
  Item 5. Market for the Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
MV OIL TRUST STATEMENTS OF ASSETS AND TRUST CORPUS
STATEMENTS OF DISTRIBUTABLE INCOME
STATEMENTS OF CHANGES IN TRUST CORPUS
MV Oil Trust NOTES TO FINANCIAL STATEMENTS
ESTIMATED QUANTITIES OF OIL AND GAS RESERVES
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED OIL AND GAS RESERVES
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED OIL AND GAS RESERVES
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS