Form 10-Q
period 2011-03-31
MV Oil Trust
filed 2011-05-04
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 1-33219

MV OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware	06-6554331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

         As of May 3, 2011, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MV OIL TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three months ended March 31,
	2011	2010
Income from net profits interest and hedge activities	$7,941,122	$6,789,058
Cash on hand used for Trust expenses	14,488	34,769
General and administrative	(193,110)	(211,327)

Distributable income	$7,762,500	$6,612,500

Distributions per unit (11,500,000 units issued and outstanding at March 31, 2011 and 2010)	$0.675	$0.575

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash	$77,091	$91,579
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(15,142,185)	(14,353,595)

Total assets	$35,318,581	$36,121,659

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at March 31, 2011 and December 31, 2010	$35,318,581	$36,121,659

MV OIL TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three months ended March 31,
	2011	2010
Trust corpus, beginning of period	$36,121,659	$39,432,385
Cash proceeds	7,941,122	6,789,058
Cash distributions	(7,762,500)	(6,612,500)
Trust expenses	(193,110)	(211,327)
Amortization of net profits interest	(788,590)	(839,291)

Trust corpus, end of period	$35,318,581	$38,558,325

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

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2011 and for the three month periods ended March 31, 2011 and March 31, 2010, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Presentation (Continued)

Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2010.

Note 3—Trust Accounting Policies

        The Trust uses the modified cash basis of accounting to report Trust receipts of the term net profits interest, receipts under the hedge contracts and payments of expenses incurred. The term net profits interest is revenues (oil, gas and natural gas liquid sales net of any payments made in connection with the settlement of the hedge contracts) less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment cost and lease development expenses (which are capitalized in financial statements prepared in accordance with generally accepted accounting principles) of the underlying properties times 80% (term net profits interest percentage). In addition, the Trust is entitled to receive 80% of all payments received by MV Partners upon settlement of the hedge contracts. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust's net profits interest. Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to MV Partners and out-of-pocket expenses, are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the investment in net profits interest is recorded on a unit-of-production method in the period in which the cash is received with respect to such production. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus.

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

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Trust Accounting Policies (Continued)

        No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2011 that would impact the financial statements of the Trust.

Note 4—Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest and Hedge Activities

	Three months ended March 31,
	2011	2010
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$8,988,903	$8,468,140
Amounts received to settle hedges	—	18,183

Total of cash receipts over cash disbursements	8,988,903	8,486,323
Times net profits interest over the term of the Trust	80%	80%

Income from net profits interest and hedge activities	7,191,122	6,789,058
MV Partners reserve for future capital expenditures(2)	750,000	—

Total cash proceeds received by the Trust(3)	$7,941,122	$6,789,058

(1)
Per terms of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Per terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three months ended March 31, 2011, MV Partners released and paid to the Trust $750,000 reserved for future capital expenditures. MV Partners did not withhold or release any dollar amounts during the three months ended March 31, 2010. The reserve balance was $0 at March 31, 2011 and $0.75 million at March 31, 2010.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Income from Net Profits Interest and Hedge Activities (Continued)

(3)
The cash proceeds received by the Trust are based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the Trust during the quarter ended March 31, 2011 substantially represents the production by MV Partners from September 2010 through November 2010 and the cash received by the Trust during the quarter ended March 31, 2010 substantially represents the production by MV Partners from September 2009 through November 2009.

        MV Partners entered into certain hedge contracts related to the oil production from the underlying properties for the year 2010. Such contracts were at prices ranging from $63 to $69 per barrel of oil, and hedged approximately 70% of expected production from the underlying properties that are classified as proved developed producing. MV Partners has not entered into any hedge contracts relating to oil volumes to be produced after 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust.

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

        On December 1, 2009, the SemGroup filed with the bankruptcy court a verification that the conditions had been met for the Plan to become effective and that the settlement with producers proposed in the Plan would be funded, and in connection therewith, emerged from bankruptcy. In April 2010, MV Partners received payment of $5,627,233, representing 100% of its claims for the July Sales. Because MV Partners received this payment in April 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the second quarter of 2010 and was reflected in the Trust's third quarter of 2010 financial statements.

        Vess Oil Corporation ("Vess Oil") and Murfin Drilling Company, Inc. ("Murfin Drilling"), which are the operators of the underlying properties of MV Partners, also filed proofs of claims in the bankruptcy case on a lease by lease basis on their own behalf and on behalf of various working interest owners (inclusive of MV Partners' interests), overriding royalty owners and royalty owners. Vess Oil and Murfin Drilling received funds in late September 2010 for the collection of the sale of oil volumes to SemCrude and Eaglwing for the period between June 1, 2008 and July 1, 2008. Such funds represent the payout on such claims, less certain charges allowed by the bankruptcy court. Such funds were assessed and allocated among the various working interest owners, overriding royalty owners and royalty owners. During the fourth quarter of 2010, MV Partners received payment of $1,274,477, representing its allocable share. Because MV Partners received this payment in the fourth quarter of 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the fourth quarter of 2010 and is reflected in the Trust's first quarter of 2011 financial statements.

        The first quarterly distribution during 2011 was $ 0.675 per Trust unit and was made on January 25, 2011 to Trust unitholders owning Trust units as of January 18, 2011. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2010 through December 31, 2010. This distribution also included 80% of the $1,274,477 payment received by MV Partners in the fourth quarter of 2010 in connection with the SemGroup bankruptcy. There were no amounts paid to MV Partners from hedge contract counterparties for settlements related to the period

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Distributions to Unitholders (Continued)

from October 1, 2010 through December 31, 2010. This distribution also included a payment from MV Partners of $750,000, which had been previously reserved for future capital expenses. The Trustee withheld $178,622 from the distribution for future Trust expenses.

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

Note 8—Advance for Trust Expenses

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the quarters ended March 31, 2011 and 2010, there were no borrowings or amounts owed for money borrowed in previous quarters. Advances are shown as additions to Trust Corpus and repayments are shown as reductions to Trust Corpus. In April 2011, MV Partners provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

        The second quarterly distribution during 2011 was $0.82 per Trust unit and was made on April 25, 2011 to Trust unitholders owning Trust units as of April 15, 2011. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2011 through March 31, 2011.

Item 2.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The Trust's purpose is, in general, to hold the net profits interest, to distribute to the Trust unitholders cash that the Trust receives in respect of the net profits interest and to perform certain administrative functions in respect of the net profits interest and the Trust units. The Trust derives substantially all of its income and cash flows from the net profits interest. MV Partners entered into certain hedge contracts related to the oil production from the underlying properties for the year 2010. MV Partners has not entered into any hedge contracts relating to oil volumes to be produced after 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust.

Results of Operations for the Quarters Ended March 31, 2011 and 2010

        The cash received by the Trust from MV Partners during the quarter ended March 31, 2011 substantially represents the production by MV Partners from September 2010 through November 2010. The cash received by the Trust during the quarter ended March 31, 2010 substantially represents the production by MV Partners from September 2009 through November 2009. The revenues from oil production are typically received by MV Partners one month after production. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $520,763 to $8,988,903 for the three months ended December 31, 2010 from $8,468,140 for the three months ended December 31, 2009. Included in these amounts are payments to settle hedges totaling $2,484,850 during the three months ended December 31, 2010 and $1,415,159 during the three months ended December 31, 2009. In addition, amounts received to settle hedges were $0 for the three months ended December 31, 2010 and $18,183 for the period ended December 31, 2009, which resulted in a total cash receipts over cash disbursements of $8,988,903 and $8,486,323, respectively. The Trust's net profits interest (80%) of these totals are $7,191,122 and $6,789,058, respectively. MV Partners released $750,000 reserved for future capital expenditures during the three months ended March 31, 2011, which resulted in a total cash proceeds received by the Trust of $7,941,122 and $6,789,058 for the three months ended March 31, 2011 and 2010, respectively. The cash proceeds received by the Trust for the three months ended March 31, 2011 also included 80% of the $1,274,477 payment received by MV Partners in the fourth quarter of 2010 in connection with the SemGroup bankruptcy. See "—Other Events."

        The Trustee paid general and administrative expenses of $193,110 and $211,327 for the quarters ended March 31, 2011 and 2010, respectively. The distributable income for the quarter ended March 31, 2011 was $7,762,500, an increase of $1,150,000 from a distributable income of $6,612,500 for the quarter ended March 31, 2010.

        The average price received for crude oil sold was $79.14 per Bbl and the average price received for natural gas sold was $3.42 per Mcf for the period from October 1, 2010 through December 31, 2010. The average price received for crude oil sold was $67.43 per Bbl and the average price received for natural gas sold was $2.51 per Mcf for the period from October 1, 2009 through December 31, 2009.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from October 1, 2010 through December 31,

2010 were 185,523 Bbls of oil, 12,707 Mcf of natural gas and 922 Bbls of natural gas liquids for a total equivalent barrels of oil of 188,240.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from October 1, 2009 through December 31, 2009 were 188,542 Bbls of oil, 16,369 Mcf of natural gas and 969 Bbls of natural gas liquids for a total equivalent barrels of oil of 191,899.

        As noted above, the amounts included in the accompanying financial statements for the Trust's quarter ended March 31, 2011 reflect cash received by the Trust during the quarter. Such cash is primarily derived from production by MV Partners from September 2010 through November 2010. MV Partners distributed cash to the Trust in April 2011 that will be reflected in the Trust's financial statements for the quarter ending June 30, 2011. The cash distributed to the Trust in April 2011 was primarily derived from production by MV Partners from December 2010 through February 2011. The discussion below relates to cash received by MV Partners during the quarters ended March 31, 2011 and 2010 and distributed to the Trust in April 2011 and 2010, respectively. Such distribution to the Trust in April 2011 will be reflected in the Trust's financial statements for the quarter ending June 30, 2011.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $3,165,445 to $12,103,524 for the period from January 1, 2011 through March 31, 2011 from $8,938,079 for the period from January 1, 2010 through March 31, 2010. Such increase was primarily attributable to increases in realized prices for crude oil sold. The Trust's net profits interest (80%) of these totals were $9,682,819 and $7,150,463, respectively, which was decreased by a Trust holdback for future expenses of $252,819 for the quarter ending June 30, 2011 and $192,963 for the quarter ended June 30, 2010, resulting in distributable income of $9,430,000 and $6,957,500 for the quarters ending June 30, 2011 and 2010, respectively.

        The average price received for crude oil sold was $82.52 per Bbl while the average price received for natural gas sold was $3.53 per Mcf for the period from January 1, 2011 through March 31, 2011. The average price received for crude oil sold was $69.32 per Bbl while the average price received for natural gas sold was $4.13 per Mcf for the period from January 1, 2010 through March 31, 2010.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from January 1, 2011 through March 31, 2011 were 181,658 Bbls of oil, 16,352 Mcf of natural gas and 831 Bbls of natural gas liquids for a total equivalent barrels of oil of 184,923.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from January 1, 2010 through March 31, 2010 were 187,507 Bbls of oil, 15,555 Mcf of natural gas and 694 Bbls of natural gas liquids for a total equivalent barrels of oil of 190,551.

        For the quarters ended March 31, 2011 and 2010, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties.

Liquidity and Capital Resources

        Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust's expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the quarters ended March 31, 2010 and 2011, there were no borrowings; there was also no outstanding amount for any money borrowed in previous quarters. In April 2011, MV Partners provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

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

Other Events

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

        On December 1, 2009, the SemGroup filed with the bankruptcy court a verification that the conditions had been met for the Plan to become effective and that the settlement with producers proposed in the Plan would be funded, and in connection therewith, emerged from bankruptcy. In April 2010, MV Partners received payment of $5,627,233, representing 100% of its claims for the July Sales. Because MV Partners received this payment in April 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the second quarter of 2010 and was reflected in the Trust's third quarter of 2010 financial statements.

        Vess Oil Corporation ("Vess Oil") and Murfin Drilling Company, Inc. ("Murfin Drilling"), which are the operators of the underlying properties of MV Partners, also filed proofs of claims in the bankruptcy case on a lease by lease basis on their own behalf and on behalf of various working interest owners (inclusive of MV Partners' interests), overriding royalty owners and royalty owners. Vess Oil and Murfin Drilling received funds in late September 2010 for the collection of the sale of oil volumes to SemCrude and Eaglwing for the period between June 1, 2008 and July 1, 2008. Such funds represent the payout on such claims, less certain charges allowed by the bankruptcy court. Such funds were assessed and allocated among the various working interest owners, overriding royalty owners and royalty owners. During the fourth quarter of 2010, MV Partners received payment of $1,274,477, representing its allocable share. Because MV Partners received this payment in the fourth quarter of 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the fourth quarter of 2010 and is reflected in the Trust's first quarter of 2011 financial statements.

Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although MV Partners advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2010, including under the section "Item 1A. Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The only assets of and sources of income to the Trust are cash and the net profits interest, which generally entitle the Trust to receive 80% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. Although the Trust may borrow money to pay expenses of the Trust, the amount of any such borrowings is unlikely to be material to the Trust. As a result, the Trust is not subject to any material interest rate market risk.

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

        As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust's disclosure controls and procedures. A Trust Officer of the Trustee has concluded that the disclosure controls and procedures of the Trust are effective.

        Due to the contractual arrangements of (i) the Trust Agreement and (ii) the conveyance of the net profits interest, the Trustee relies on (A) information provided by MV Partners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See "Risk Factors—The trust and the public trust unitholders have no voting or managerial rights with respect to MV Partners, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2010, and "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2010, for a description of certain risks relating to these arrangements and reliance on information when reported by MV Partners to the Trustee and recorded in the Trust's results of operations.

        Changes in Internal Control over Financial Reporting.    During the quarter ended March 31, 2011, there was no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        There have not been any material changes from the risk factors previously disclosed in the Trust's response to Item 1A. to Part 1 of its Form 10-K for the year ended December 31, 2010.

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

Date: May 4, 2011

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
CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS (Unaudited)
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