Form 10-Q
period 2011-06-30
MV Oil Trust
filed 2011-08-08
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 1-33219

MV OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware	06-6554331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

         As of August 5, 2011, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MV OIL TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Income from net profits interest and hedge activities	$9,682,819	$7,150,463	$17,623,941	$13,939,521
Cash on hand used for Trust expenses	18,351	31,526	32,839	66,295
General and administrative expenses (includes $0 and $17,548 paid to MV Partners during the three months ended June 30, 2011 and 2010, respectively, and $18,250 and $35,096 during the six months ended June 30, 2011 and 2010, respectively)	(271,170)	(224,489)	(464,280)	(435,816)

Distributable income	$9,430,000	$6,957,500	$17,192,500	$13,570,000

Distributions per unit (11,500,000 units issued and outstanding at June 30, 2011 and 2010)	$0.820	$0.605	$1.495	$1.180

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash	$58,740	$91,579
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(15,916,899)	(14,353,595)

Total assets	$34,525,516	$36,121,659

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at June 30, 2011 and December 31, 2010	$34,525,516	$36,121,659

MV OIL TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Trust corpus, beginning of period	$35,318,581	$38,558,325	36,121,659	$39,432,385
Cash proceeds	9,682,819	7,150,463	17,623,941	13,939,521
Cash distributions	(9,430,000)	(6,957,500)	(17,192,500)	(13,570,000)
Trust expenses	(271,170)	(224,489)	(464,280)	(435,816)
Amortization of net profits interest	(774,714)	(833,396)	(1,563,304)	(1,672,687)

Trust corpus, end of period	$34,525,516	$37,693,403	$34,525,516	$37,693,403

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

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and June 30, 2010, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

        Investment in the net profits interest was recorded initially at the historical cost of MV Partners and is periodically assessed to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceed undiscounted future net cash flows attributable to the proved oil and gas reserves of the underlying properties.

        No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2011 that would impact the financial statements of the Trust.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest and Hedge Activities

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$12,103,524	$8,938,079	$21,092,427	$17,406,219
Amounts received to settle hedges	—	—	—	18,183

Total of cash receipts over cash disbursements	12,103,524	8,938,079	21,092,427	17,424,402
Times net profits interest over the term of the Trust	80%	80%	80%	80%

Income from net profits interest and hedge activities	9,682,819	7,150,463	16,873,941	13,939,521
MV Partners reserve for future capital expenditures(2)	—	—	750,000	—

Total cash proceeds received by the Trust(3)	$9,682,819	$7,150,463	$17,623,941	$13,939,521

(1)
Per terms of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.
(2)
Per terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the six months ended June 30, 2011, MV Partners released and paid to the Trust $750,000 reserved for future capital expenditures. MV Partners did not withhold or release any dollar amounts during the three or six months ended June 30, 2010. The reserve balance was $0 at June 30, 2011 and $0.75 million at June 30, 2010. A reserve balance of $500,000 was established in July 2011.
(3)
The cash proceeds received by the Trust are based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the Trust during the quarter ended June 30, 2011 substantially represents the production by MV Partners from December 2010 through February 2011 and the cash received by the Trust during the quarter ended June 30, 2010 substantially represents the production by MV Partners from December 2009 through February 2010. The cash received by the Trust during the six months ended June 30, 2011 substantially represents the production by MV Partners from September 2010 through February 2011 and the cash received by the Trust during the six months ended June 30, 2010 substantially represents the production by MV Partners from September 2009 through February 2010.

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

        For the quarters ended June 30, 2011 and 2010, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

Note 8—Advance for Trust Expenses

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the quarters ended June 30, 2011 and 2010, there were no borrowings or amounts owed for money borrowed in previous quarters. Advances are shown as additions to Trust Corpus and repayments are shown as reductions to Trust Corpus. In April 2011, MV Partners provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

        The third quarterly distribution during 2011 was $1.03 per Trust unit and was made on July 25, 2011 to Trust unitholders owning Trust units as of July 18, 2011. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2011 through June 30, 2011, and reflects a $500,000 reserve established by MV Partners for future capital expenditures.

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

Results of Operations for the Quarters Ended June 30, 2011 and 2010

        The cash received by the Trust from MV Partners during the quarter ended June 30, 2011 substantially represents the production by MV Partners from December 2010 through February 2011. The cash received by the Trust during the quarter ended June 30, 2010 substantially represents the production by MV Partners from December 2009 through February 2010. The revenues from oil production are typically received by MV Partners one month after production. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $3,165,445 to $12,103,524 for the three months ended March 31, 2011 from $8,938,079 for the three months ended March 31, 2010. Such increase was primarily attributable to increases in realized prices for crude oil sold. Included in these amounts are payments to settle hedges totaling $1,286,436 during the three months ended March 31, 2011 and $1,790,668 during the three months ended March 31, 2010. In addition, amounts received to settle hedges were $0 for the three months ended March 31, 2011 and $0 for the period ended March 31, 2010, which resulted in a total cash receipts over cash disbursements of $12,103,524 and $8,938,079, respectively. The Trust's net profits interest (80%) of these totals are $9,682,819 and $7,150,463, respectively, which was decreased by a Trust holdback for future expenses of $252,819 for the quarter ending June 30, 2011 and $192,963 for the quarter ended June 30, 2010, resulting in distributable income of $9,430,000 and $6,957,500 for the quarters ending June 30, 2011 and 2010, respectively.

        The Trustee paid general and administrative expenses of $271,170 and $224,489 for the quarters ended June 30, 2011 and 2010, respectively. The distributable income for the quarter ended June 30, 2011 was $9,430,000, an increase of $2,472,500 from a distributable income of $6,957,500 for the quarter ended June 30, 2010.

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

        As noted above, the amounts included in the accompanying financial statements for the Trust's quarter ended June 30, 2011 reflect cash received by the Trust during the quarter. Such cash is primarily derived from production by MV Partners from December 2010 through February 2011. MV Partners distributed cash to the Trust in July 2011 that will be reflected in the Trust's financial statements for the quarter ending September 30, 2011. The cash distributed to the Trust in July 2011 was primarily derived from production by MV Partners from March 2011 through May 2011. The discussion below relates to cash received by MV Partners during the quarters ended June 30, 2011 and 2010 and distributed to the Trust in July 2011 and 2010, respectively. Such distribution to the Trust in July 2011 will be reflected in the Trust's financial statements for the quarter ending September 30, 2011.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $1,725,061 to $15,868,424 for the period from April 1, 2011 through June 30, 2011 from $14,143,363 for the period from April 1, 2010 through June 30, 2010. Such increase was primarily attributable to increases in realized prices for crude oil sold. The Trust's net profits interest (80%) of these totals were $12,694,739 and $11,314,690, respectively, which was decreased by a Trust holdback for future expenses of $349,739 for the quarter ending September 30, 2011 and $217,190 for the quarter ended September 30, 2010. MV Partners also withheld $500,000 of the reserve for future capital expenditures during the quarter ending September 30, 2011, resulting in distributable income of $11,845,000 and $11,097,500 for the quarters ending September 30, 2011 and 2010, respectively.

        The average price received for crude oil sold was $97.87 per Bbl while the average price received for natural gas sold was $3.89 per Mcf for the period from April 1, 2011 through June 30, 2011. The average price received for crude oil sold was $72.99 per Bbl while the average price received for natural gas sold was $3.93 per Mcf for the period from April 1, 2010 through June 30, 2010.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from April 1, 2011 through June 30, 2011 were 187,518 Bbls of oil, 13,709 Mcf of natural gas and 896 Bbls of natural gas liquids for a total equivalent barrels of oil of 190,385.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from April 1, 2010 through June 30, 2010 were 190,324 Bbls of oil, 16,229 Mcf of natural gas and 722 Bbls of natural gas liquids for a total equivalent barrels of oil of 193,498.

        For the quarters ended June 30, 2011 and 2010, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

        As noted above, the revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the Trust during the six months ended June 30, 2011 substantially represents the production by MV Partners from September 2010 through February 2011 and the cash received by the Trust during the six months ended June 30, 2010 substantially represents the production by MV Partners from September 2009 through February 2010. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $3,686,208 to $21,092,427 for the period from October 1, 2010 through March 31, 2011 from $17,406,219 for the period from October 1, 2009 through March 31, 2010. Included in these amounts are payments to settle hedges totaling $3,771,286 and $3,205,826, respectively. In addition, amounts received to settle hedges were $0 for the period from October 1, 2010 through March 31, 2011 and $18,183 for the period from October 1, 2009 through March 31, 2010, which resulted in a total cash receipts over cash disbursements of $21,092,427 and $17,424,402, respectively. The increase for the period ended March 31, 2011 compared to the period ended March 31, 2010 is primarily attributable to higher realized prices for unhedged volumes of oil for the 2011 period compared to the 2010 period. The Trust's portion (80%) of these totals were $16,873,941 and $13,939,521, respectively. MV Partners released $750,000 reserved for future capital expenditures during the six months ended June 30, 2011, which resulted in a total cash proceeds received by the Trust of $17,623,941 and $13,939,521 for the six months ended June 30, 2011 and 2010, respectively. The cash proceeds received by the Trust for the six months ended June 30, 2011 also included 80% of the $1,274,477 payment received by MV Partners in the fourth quarter of 2010 in connection with the SemGroup bankruptcy. See "—Other Events."

        The Trustee paid general and administrative expenses of $464,280 and $435,816 for the six months ended June 30, 2011 and 2010, respectively. The distributable income for the six months ended June 30, 2011 was $17,192,500, an increase of $3,622,500 from distributable income of $13,570,000 for the six months ended June 30, 2010.

        The average price received for crude oil sold was $80.81 per Bbl while the average price received for natural gas sold was $3.48 per Mcf for the period from October 1, 2010 through March 31, 2011. The average price received for crude oil sold was $68.37 per Bbl while the average price received for natural gas sold was $3.30 per Mcf for the period from October 1, 2009 through March 31, 2010.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the six months ended June 30, 2011 were 367,181 Bbls of oil, 29,059 Mcf of natural gas and 1,753 Bbls of natural gas liquids for a total equivalent barrels of oil of 373,163.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the six months ended June 30, 2010 were 376,049 Bbls of oil, 31,924 Mcf of natural gas and 1,663 Bbls of natural gas liquids for a total equivalent barrels of oil of 382,451.

        As noted above, the amounts reflected in the accompanying financial statements for the Trust's six month period ended June 30, 2011 reflect cash received by the Trust during such six month period. Such cash is primarily derived from production by MV Partners from September 2010 through February 2011. MV Partners distributed cash to the Trust in July 2011 that will be reflected in the Trust's financial statements for the nine months ending September 30, 2011. The cash distributed to the Trust in July 2011 is primarily derived from production of the underlying properties from March 2011 through May 2011. The discussion below relates to cash received by MV Partners during the six months ended June 30, 2011 and 2010 and distributed to the Trust in April and July 2011 and 2010, respectively.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $4,890,506 to $27,971,948 for the six months ended June 30, 2011 from $23,081,442 for the six months ended June 30, 2010. Included in these amounts are payments to settle hedges totaling $1,286,436 and $4,176,872, respectively. There were no amounts received to settle hedges for the six months ended June 30, 2011 or the six months ended June 30, 2010, which resulted in total cash receipts over cash disbursements of $27,971,948 and $23,081,442, respectively. The Trust's portion (80%) of these totals were $22,377,558 and $18,465,153, respectively, which was decreased by a Trust holdback for future expenses of $602,558 and $410,153 for the six months ending September 30, 2011 and 2010. MV Partners also withheld $500,000 of the reserve for future capital expenditures during the six months ended September 30, 2011, resulting in distributable income of $21,275,000 and $18,055,000 for the six months ended September 30, 2011 and 2010, respectively.

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

        The average price received for crude oil sold was $90.32 per Bbl while the average price received for natural gas sold was $3.69 per Mcf for the six months ended June 30, 2011. The average price received for crude oil sold was $71.17 per Bbl while the average price received for natural gas sold was $4.03 per Mcf for the six months ended June 30, 2010.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the six months ended June 30, 2011 were 369,175 Bbls of oil, 30,061 Mcf of natural gas and 1,727 Bbls of natural gas liquids for a total equivalent barrels of oil of 375,308.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the six months ended June 30, 2010 were 377,831 Bbls of oil, 31,784 Mcf of natural gas and 1,417 Bbls of natural gas liquids for a total equivalent barrels of oil of 384,049.

Liquidity and Capital Resources

        Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust's expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the quarters ended June 30, 2010 and 2011, there were no borrowings; there was also no outstanding amount for any money borrowed in previous quarters. In April 2011, MV Partners provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

        Income to the Trust from the net profits interest is based on the calculation and definitions of "gross proceeds" and "net proceeds" contained in the conveyance.

        As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. MV Partners withheld $500,000 from the dollar amount otherwise distributable to the Trust during July 2011 in order to re-establish such a capital reserve.

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

        Vess Oil Corporation ("Vess Oil") and Murfin Drilling Company, Inc. ("Murfin Drilling"), which are the operators of the underlying properties of MV Partners, also filed proofs of claims in the bankruptcy case on a lease by lease basis on their own behalf and on behalf of various working interest owners (inclusive of MV Partners' interests), overriding royalty owners and royalty owners. Vess Oil and Murfin Drilling received funds in late September 2010 for the collection of the sale of oil volumes to SemCrude and Eaglwing for the period between June 1, 2008 and July 1, 2008. Such funds represent the payout on such claims, less certain charges allowed by the bankruptcy court. Such funds were assessed and allocated among the various working interest owners, overriding royalty owners and royalty owners. During the fourth quarter of 2010, MV Partners received payment of $1,274,477, representing its allocable share. Because MV Partners received this payment in the fourth quarter of 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the fourth quarter of 2010 and was reflected in the Trust's first quarter of 2011 financial statements.

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

        Changes in Internal Control over Financial Reporting.    During the quarter ended June 30, 2011, there was no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

Date: August 8, 2011

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