Form 10-Q
period 2011-09-30
MV Oil Trust
filed 2011-11-08
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 1-33219

MV OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware	06-6554331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

         As of November 7, 2011, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MV OIL TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income from net profits interest and hedge activities	$12,194,739	$11,314,690	$29,818,680	$25,254,211
Cash on hand used for (withheld for) Trust expenses	(192,036)	(37,034)	(159,197)	29,261
General and administrative expenses (includes $36,500 and $17,548 paid to MV Partners during the three months ended September 30, 2011 and 2010, respectively, and $54,749 and $52,644 during the nine months ended September 30, 2011 and 2010, respectively)	(157,703)	(180,156)	(621,983)	(615,972)

Distributable income	$11,845,000	$11,097,500	$29,037,500	$24,667,500

Distributions per unit (11,500,000 units issued and outstanding at September 30, 2011 and 2010)	$1.030	$0. 965	$2.525	$2.145

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash	$250,776	$91,579
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(16,714,495)	(14,353,595)

Total assets	$33,919,956	$36,121,659

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at September 30, 2011 and December 31, 2010	$33,919,956	$36,121,659

MV OIL TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Trust corpus, beginning of period	$34,525,516	$37,693,403	$36,121,659	$39,432,385
Cash proceeds	12,194,739	11,314,690	29,818,680	25,254,211
Cash distributions	(11,845,000)	(11,097,500)	(29,037,500)	(24,667,500)
Trust expenses	(157,703)	(180,156)	(621,983)	(615,972)
Amortization of net profits interest	(797,596)	(846,245)	(2,360,900)	(2,518,932)

Trust corpus, end of period	$33,919,956	$36,884,192	$33,919,956	$36,884,192

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

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and September 30, 2010, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

        No new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2011 that would impact the financial statements of the Trust.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest and Hedge Activities

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$15,868,424	$14,143,363	$36,960,851	$31,549,582
Amounts received to settle hedges	—	—	—	18,183

Total of cash receipts over cash disbursements	15,868,424	14,143,363	36,960,851	31,567,765
Times net profits interest over the term of the Trust	80%	80%	80%	80%

Income from net profits interest and hedge activities	12,694,739	11,314,690	29,568,680	25,254,211
MV Partners reserve for future capital expenditures(2)	(500,000)	—	250,000	—

Total cash proceeds received by the Trust(3)	$12,194,739	$11,314,690	$29,818,680	$25,254,211

(1)
Per terms of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Per terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three months ended September 30, 2011, MV Partners withheld $500,000 of the reserve for future capital expenditures. During the nine months ended September 30, 2011 MV Partners released and paid to the Trust a net of $250,000 reserved for future capital expenditures. MV Partners did not withhold or release any dollar amounts during the three or nine months ended September 30, 2010. The reserve balance was $0.5 million at September 30, 2011 and $0.75 million at September 30, 2010. A reserve balance of $500,000 was established in July 2011.

(3)
The cash proceeds received by the Trust are based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the Trust during the quarter ended September 30, 2011 substantially represents the production by MV Partners from March 2011 through May 2011 and the cash received by the Trust during the quarter ended September 30, 2010 substantially represents the production by MV Partners from March 2010 through May 2010. The cash received by the Trust during the nine months ended September 30, 2011 substantially represents the production by MV Partners from September 2010 through May 2011 and the cash received by the Trust during the nine months ended September 30, 2010 substantially represents the production by MV Partners from September 2009 through May 2010.

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

        For the quarters ended September 30, 2011 and 2010, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

Note 8—Advance for Trust Expenses

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the quarters ended September 30, 2011 and 2010, there were no borrowings or amounts owed for money borrowed in previous quarters. Advances are shown as additions to Trust Corpus and repayments are shown as reductions to Trust Corpus. In April 2011, MV Partners provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

        The fourth quarterly distribution during 2011 was $0.925 per Trust unit and was made on October 25, 2011 to Trust unitholders owning Trust units as of October 17, 2011. Such distribution included the net proceeds of production collected by MV Partners from July 1, 2011 through September 30, 2011.

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

Results of Operations for the Quarters Ended September 30, 2011 and 2010

        The cash received by the Trust from MV Partners during the quarter ended September 30, 2011 substantially represents the production by MV Partners from March 2011 through May 2011. The cash received by the Trust during the quarter ended September 30, 2010 substantially represents the production by MV Partners from March 2010 through May 2010. The revenues from oil production are typically received by MV Partners one month after production. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $1,725,061 to $15,868,424 for the three months ended June 30, 2011 from $14,143,363 for the three months ended June 30, 2010. Such increase was primarily attributable to increases in realized prices for crude oil sold. Included in the amount for the 2010 period are payments to settle hedges totaling $2,386,204. There were no payments to MV Partners to settle hedges during such period; and no hedges are in place for 2011. The Trust's net profits interest (80%) of these totals are $12,694,739 and $11,314,690, respectively, which was decreased by a Trust holdback for future expenses of $349,739 for the quarter ended September 30, 2011 and $217,190 for the quarter ended September 30, 2010. MV Partners also withheld $500,000 of the reserve for future capital expenses for the quarter ended September 30, 2011, resulting in distributable income of $11,845,000 and $11,097,500 for the quarters ended September 30, 2011 and 2010, respectively.

        The Trustee paid general and administrative expenses of $157,703 and $180,156 for the quarters ended September 30, 2011 and 2010, respectively. The distributable income for the quarter ended September 30, 2011 was $11,845,000, an increase of $747,500 from distributable income of $11,097,500 for the quarter ended September 30, 2010.

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

        As noted above, the amounts included in the accompanying financial statements for the Trust's quarter ended September 30, 2011 reflect cash received by the Trust during the quarter. Such cash is primarily derived from production by MV Partners from March 2011 through May 2011. MV Partners distributed cash to the Trust in October 2011 that will be reflected in the Trust's financial statements for the year ending December 31, 2011. The cash distributed to the Trust in October 2011 was primarily derived from production by MV Partners from June 2011 through August 2011. The discussion below relates to cash received by MV Partners during the quarters ended September 30, 2011 and 2010 and distributed to the Trust in October 2011 and 2010, respectively. Such distribution to the Trust in October 2011 will be reflected in the Trust's financial statements for the year ending December 31, 2011.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $4,367,624 to $13,458,004 for the period from July 1, 2011 through September 30, 2011 from $9,090,380 for the period from July 1, 2010 through September 30, 2010. Such increase was primarily attributable to increases in realized prices for crude oil sold. Included in these amounts are payments by MV Partners to settle hedges totaling $0 for the period from July 1, 2011 through September 30, 2011 and $1,773,491 for the period from July 1, 2010 through September 30, 2010. There were no amounts received by MV Partners during either period to settle hedges. The Trust's net profits interest (80%) of these totals were $10,766,403 and $7,272,304, respectively, which was decreased by a Trust holdback for future expenses of $128,903 for the quarter ending December 31, 2011 and $257,304 for the quarter ended December 31, 2010, resulting in distributable income of $10,637,500 and $7,015,000 for the quarters ending December 31, 2011 and 2010, respectively.

        The average price received for crude oil sold was $86.09 per Bbl while the average price received for natural gas sold was $2.71 per Mcf for the period from July 1, 2011 through September 30, 2011. The average price received for crude oil sold was $68.91 per Bbl while the average price received for natural gas sold was $3.28 per Mcf for the period from July 1, 2010 through September 30, 2010.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from July 1, 2011 through September 30, 2011 were 181,774 Bbls of oil, 19,842 Mcf of natural gas and 793 Bbls of natural gas liquids for a total equivalent barrels of oil of 185,597.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from July 1, 2010 through September 30, 2010 were 191,514 Bbls of oil, 15,962 Mcf of natural gas and 1,078 Bbls of natural gas liquids for a total equivalent barrels of oil of 194,876.

        For the quarters ended September 30, 2011 and 2010, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

        As noted above, the revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the Trust during the nine months ended September 30, 2011 substantially represents the production by MV Partners from September 2010 through May 2011 and the cash received by the Trust during the nine months ended September 30, 2010 substantially represents the production by MV Partners from September 2009 through May 2010. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $5,411,269 to $36,960,851 for the period from October 1, 2010 through June 30, 2011 from $31,549,582 for the period from October 1, 2009 through June 30, 2010. Included in these amounts are payments to settle hedges totaling $3,771,286 and $5,592,030, respectively. In addition, amounts received to settle hedges were $0 for the period from October 1, 2010 through June 30, 2011 and $18,183 for the period from October 1, 2009 through June 30, 2010, which resulted in a total cash receipts over cash disbursements of $36,960,851 and $31,567,765, respectively. The increase for the period ended June 30, 2011 compared to the period ended June 30, 2010 is primarily attributable to higher realized prices for unhedged volumes of oil for the 2011 period compared to the 2010 period. The Trust's portion (80%) of these totals were $29,568,680 and $25,254,211, respectively. MV Partners released a net of $250,000 reserved for future capital expenditures during the nine months ended September 30, 2011, which resulted in a total cash proceeds received by the Trust of $29,818,680 and $25,254,211 for the nine months ended September 30, 2011 and 2010, respectively. The cash proceeds received by the Trust for the nine months ended September 30, 2011 also included 80% of the $1,274,477 payment received by MV Partners in the fourth quarter of 2010 in connection with the SemGroup bankruptcy. See "—Other Events."

        The Trustee paid general and administrative expenses of $621,983 and $615,972 for the nine months ended September 30, 2011 and 2010, respectively. The distributable income for the nine months ended September 30, 2011 was $29,037,500, an increase of $4,370,000 from distributable income of $24,667,500 for the nine months ended September 30, 2010.

        The average price received for crude oil sold was $84.74 per Bbl while the average price received for natural gas sold was $3.61 per Mcf for the period from October 1, 2010 through June 30, 2011. The average price received for crude oil sold was $69.92 per Bbl while the average price received for natural gas sold was $3.51 per Mcf for the period from October 1, 2009 through June 30, 2010.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the nine months ended September 30, 2011 were 554,698 Bbls of oil, 42,768 Mcf of natural gas and 2,649 Bbls of natural gas liquids for a total equivalent barrels of oil of 563,548.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from October 1, 2009 through June 30, 2010 were 566,373 Bbls of oil, 48,153 Mcf of natural gas and 2,386 Bbls of natural gas liquids for a total equivalent barrels of oil of 575,949.

        As noted above, the amounts reflected in the accompanying financial statements for the Trust's nine month period ended September 30, 2011 reflect cash received by the Trust during such nine month period. Such cash is primarily derived from production by MV Partners from September 2010 through May 2011. MV Partners distributed cash to the Trust in October 2011 that will be reflected in the Trust's financial statements for the year ending December 31, 2011. The cash distributed to the

Trust in October 2011 is primarily derived from production of the underlying properties from June 2011 through August 2011. The discussion below relates to cash received by MV Partners during the nine months ended September 30, 2011 and 2010 and distributed to the Trust in April, July and October 2011 and 2010, respectively.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $9,258,130 to $41,429,952 for the nine months ended September 30, 2011 from $32,171,822 for the nine months ended September 30, 2010. Included in these amounts are payments to settle hedges totaling $1,286,436 and $5,950,363, respectively. There were no amounts received to settle hedges for the nine months ended September 30, 2011 or the nine months ended September 30, 2010, which resulted in total cash receipts over cash disbursements of $41,429,952 and $32,171,822, respectively. The Trust's portion (80%) of these totals were $33,143,961 and $25,737,457, respectively, which were decreased by a Trust holdback for future expenses of $731,461 and $667,458, respectively. In July 2011, MV Partners also withheld $500,000 of the reserve for future capital expenditures, resulting in distributable aggregate income of $31,912,500 and $25,070,000 for the first three quarterly distribution periods during 2011 and 2010, respectively.

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

        In the fourth quarter of 2010, MV Partners received payment of $1,274,477 in connection with the SemGroup bankruptcy. Because MV Partners received this payment in 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the fourth quarter of 2010 and was reflected in the Trust's first quarter of 2011 financial statements.

        The average price received for crude oil sold was $88.92 per Bbl while the average price received for natural gas sold was $3.30 per Mcf for the nine months ended September 30, 2011. The average price received for crude oil sold was $70.41 per Bbl while the average price received for natural gas sold was $3.78 per Mcf for the nine months ended September 30, 2010.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the nine months ended September 30, 2011 were 550,950 Bbls of oil, 49,902 Mcf of natural gas and 2,520 Bbls of natural gas liquids for a total equivalent barrels of oil of 560,905.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the nine months ended September 30, 2010 were 569,346 Bbls of oil, 47,746 Mcf of natural gas and 2,495 Bbls of natural gas liquids for a total equivalent barrels of oil of 578,925.

Liquidity and Capital Resources

        Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust's expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the quarters ended September 30, 2010 and 2011, there were no borrowings; there was also no outstanding amount for any money borrowed in previous quarters. In April 2011, MV Partners provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

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

        Changes in Internal Control over Financial Reporting.    During the quarter ended September 30, 2011, there was no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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
Date: November 8, 2011

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