Form 10-K
period 2011-12-31
MV Oil Trust
filed 2012-03-14
CIK 1371782

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Registrant's telephone number, including area code: (855) 802-1094

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the 8,625,000 Units of Beneficial Interest in MV Oil Trust held by non-affiliates of the registrant, computed using the closing sales price of $41.84 on June 30, 2011, was approximately $360,870,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 12, 2012, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

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

  •
  the effect of changes in commodity prices and conditions in the capital markets;

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

        Net Acres—The sum of the fractional working interests owned in gross acres.

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

        Proved Oil and Gas Reserves—Those quantities of oil and gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

        The Financial Accounting Standards Board requires disclosure of standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities per accounting literature for extractive activities—oil and gas, as follows: A standardized measure of discounted future net cash flows relating to an enterprise's interests in (a) proved oil and gas reserves and (b) oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the enterprise participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves shall be disclosed as of the end of the year. The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes. The following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed:

          a.     Future cash inflows.    These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2009, 2010 and 2011 of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

        The trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the trust are managed by The Bank of New York Mellon Trust Company, N.A., as trustee. The trust maintains its offices at the office of the trustee, at 919 Congress Avenue, Austin, Texas 78701. The telephone number of the trustee is 1-855-802-1094. In addition, Wilmington Trust Company acts as the Delaware trustee of the trust. The Delaware trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The trust does not have any employees, and the business and affairs of the trust are managed by The Bank of New York Mellon Trust Company, N.A., as trustee.

        The trustee does not maintain a website for filings by the trust with the Securities and Exchange Commission, which we refer to as the "SEC." Electronic filings by the trust with the SEC are available free of charge through the SEC's website at www.sec.gov and at www.businesswire.com/cnn/mvo.htm.

        As of December 31, 2006, the trust had no assets other than $1,000 cash and had conducted no operations other than in connection with the initial public offering of the units of beneficial interest in the trust, which are referred to herein as the "trust units." On January 24, 2007, MV Partners and the trust completed the initial public offering of trust units. In connection with the completion of the initial public offering of trust units, on January 24, 2007, MV Partners conveyed a term net profits interest to the trust that represents the right to receive 80% of the net proceeds (calculated as described below) from all of MV Partners' interests in oil and natural gas properties as of January 24, 2007, which is referred to herein as the "net profits interest." These properties are located in the Mid-Continent region in the States of Kansas and Colorado. MV Partners' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of January 24, 2007, is referred to herein as the "underlying properties." As of December 31, 2011, the underlying properties produced predominantly oil from approximately 1,000 wells, and the projected reserve life of the underlying properties was in excess of 50 years. Based on the summary prepared by Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, which we refer to as "CG&A", of its reserve report as of December 31, 2011 for the trust, which is summarized herein under "—Description of the Underlying Properties—Reserves" and is referred to herein as the "reserve report," the net profits interest would entitle the trust to receive net proceeds from the sale of production of not less than 11.5 MMBoe of proved reserves during the term of the trust, calculated as 80% of the proved reserves attributable to the underlying properties expected to be produced during the term of the trust. Of these reserves, approximately 87% were classified as proved developed producing reserves as of December 31, 2011. Production from the underlying properties for the year ended December 31, 2011 was approximately 98% oil and approximately 2% natural gas and natural gas liquids. The underlying properties are all located in mature fields that are characterized by long production histories and numerous additional development opportunities to help reduce the natural decline in production from the underlying properties.

        The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest). As of December 31, 2011, cumulatively, since inception, the Trust has received payment for approximately 4.0 MMBoe of the trust's 11.5 MMBoe interest. The gross proceeds used to calculate the net profits interest is based on prices realized for oil, natural gas and natural gas liquids attributable to the underlying properties for each calendar quarter during the term of the net profits interest. MV Partners deducts from the gross proceeds all hedge payments made by MV Partners to hedge contract counterparties upon monthly settlements of existing hedge contracts and derivatives to which MV Partners was a party as of January 24, 2007, which is referred to herein as the "hedge contracts." The last hedge contract expired in December 2010. In addition, in connection with the conveyance of the net profits interest, on January 24, 2007, MV Partners also assigned to the trust the right to receive 80% of all amounts payable to MV Partners from hedge contract counterparties upon monthly settlements of the hedge contracts. In calculating the net proceeds used to calculate the net profits interest, MV Partners deducts from the gross proceeds from the underlying properties all lease operating expenses, maintenance expenses and capital expenditures (including the cost of workovers and recompletions, drilling costs and development costs), amounts that may be reserved for future capital expenditures (which reserve amounts may not exceed $1.0 million in the aggregate at any given time), post-production costs and production and property taxes paid by MV Partners.

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

        The trust was created to acquire and hold the net profits interest for the benefit of the trust unitholders. The net profits interest is passive in nature and neither the trust nor the trustee has any control over or responsibility for costs relating to the operation of the underlying properties. The business and affairs of the trust are managed by the trustee, and MV Partners and its affiliates have no ability to manage or influence the operations of the trust. The underlying properties, for which MV Partners is designated as the operator, are currently operated on a contract operator basis by Vess Oil Corporation, which we refer to as "Vess Oil," and Murfin Drilling Company, Inc., which we refer to as "Murfin Drilling," each of which is an affiliate of MV Energy, LLC, which we refer to as "MV Energy," the sole manager of MV Partners. MV Partners does not as a matter of course make public projections as to future sales, earnings or other results relating to the underlying properties.

Description of the Trust Units

        Each trust unit is a unit of the beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 11,500,000 trust units outstanding as of March 12, 2012.

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

Periodic Reports

        The trustee files all required trust federal and state income tax and information returns. The trustee prepares and provides the tax information that trust unitholders need to correctly report their share of the income and deductions of the trust. The trustee also causes to be prepared and filed reports required to be filed under the Exchange Act and by the rules of any securities exchange or quotation system on which the trust units are listed or admitted to trading, and also causes the trust to comply with the provisions of The Sarbanes-Oxley Act of 2002, including but not limited to, by establishing, evaluating and maintaining a system of internal controls over financial reporting in compliance with the requirements of Section 404 thereof.

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

Computation of Net Proceeds

        The provisions of the conveyance governing the computation of the net proceeds are detailed and extensive. The following information summarizes the material information contained in the conveyance related to the computation of the net proceeds. For more detailed provisions concerning the net profits interest, please see the conveyance, which is referenced as an exhibit to this Form 10-K.

Net Profits Interest

        The term net profits interest was conveyed to the trust by MV Partners on January 24, 2007 by means of a conveyance instrument that has been recorded in the appropriate real property records in each county in Kansas and Colorado where the oil and natural gas properties to which the underlying properties relate are located. The net profits interest burdens the net interests owned by MV Partners in the underlying properties in existence as of January 24, 2007.

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

        As is customary in the oil and natural gas industry, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $2.7 million in 2009, $2.8 million in 2010 and $2.8 million in 2011 for all of the underlying properties for which MV Partners was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

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

Widely Held Fixed Investment Trust Reporting Information

        The trustee assumes that some trust units are held by a middleman, as such term is broadly defined in Treasury regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-855-802-1094, is the representative of the trust that will provide tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the trust as a WHFIT.

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2011 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at www.businesswire.com/cnn/mvo.htm.

Description of the Underlying Properties

        The underlying properties consist of MV Partners' net interests in all of its oil and natural gas properties as of January 24, 2007, which properties are located in the Mid-Continent region in the States of Kansas and Colorado. Affiliates of MV Partners are the contract operators of substantially all of the underlying properties.

        MV Partners' interests in the underlying properties require MV Partners to bear its proportionate share, along with the other working interest owners, of the costs of development and operation of such properties. The underlying properties are burdened by non-working interests owned by third parties, consisting primarily of royalty interests retained by the owners of the land subject to the working interests. These landowners' royalty interests typically entitle the landowner to receive 12.5% of the revenue derived from oil and natural gas production resulting from wells drilled on their land, without any deduction for drilling costs or other costs related to production of oil and natural gas. A working interest percentage represents a working interest owner's proportionate ownership interest in a property in relation to all other working interest owners in that property, whereas a net revenue interest percentage is a working interest owner's percentage of production after reducing such percentage by the percentage of burdens on such production such as royalties and overriding royalties.

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

Reserves

        The engineering departments of each of Vess Oil and Murfin Drilling, who together manage MV Partners and operate the underlying properties on behalf of MV Partners, maintain oversight and compliance responsibility for the internal reserve estimate process and, in accordance with internal policies and procedures, provide appropriate data to independent third party engineers for the annual estimation of year-end reserves. These engineering departments accumulate historical production data for the underlying properties, calculate historical lease operating expenses and differentials, update working interests and net revenue interests, and obtain logs, 3-D seismic and other geological and geophysical information. This data is forwarded to CG&A, thereby allowing CG&A to prepare estimated proved reserves in their entirety based on such data.

        Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2009, 2010 and 2011 are based on reports of CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Senior Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A's preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 20 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).

        Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2009, 2010 and 2011 is presented consistent with these requirements.

        The discounted estimated future net revenues presented below were prepared using assumptions required by the SEC. Except to the extent otherwise described below, these assumptions include the use of prices for oil, natural gas and natural gas liquids for the reserve report as of December 31, 2011, of $89.09 per Bbl of oil, $3.97 per Mcf of natural gas and $42.33 per Bbl of natural gas liquids, net of pricing differentials, as well as costs for estimated future development and production expenditures to produce the proved reserves as of December 31, 2011. Because oil, natural gas and natural gas liquid prices are influenced by many factors, use of average prices for the reserve report as of December 31, 2011, as required by the SEC, may not be the most accurate basis for estimating future revenues of reserve data. Future net cash flows are discounted at an annual rate of 10%. There is no provision for federal or state income taxes with respect to the future net cash flows attributable to the underlying properties because future net revenues are not subject to taxation at the trust level.

        Proved Reserves of MV Oil Trust.    The following table sets forth, as of December 31, 2011, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Oil equivalents (MBoe)
Proved Developed	6,814	601	32	6,934
Proved Undeveloped	936	—	—	936
Total Proved	7,750	601	32	7,870

        Information concerning historical changes in net proved reserves attributable to the trust, and the calculation of the standardized measure of discounted future net revenues related thereto, is contained in Note J to the financial statements of the trust included in this Form 10-K. MV Partners has not filed reserve estimates covering the underlying properties with any other federal authority or agency.

        The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.

	MV Oil Trust
	Oil (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2008	9,352	847	34	9,515
Revisions, extensions, discoveries and additions	87	(196)	1	55
Production	(756)	(69)	(4)	(770)

Balance, December 31, 2009	8,683	582	31	8,800

Revisions, extensions, discoveries and additions	305	22	8	315
Production	(756)	(62)	(3)	(769)

Balance, December 31, 2010	8,232	542	36	8,346

Revisions, extensions, discoveries and additions	247	115	(1)	264
Production	(729)	(56)	(3)	(740)

Balance, December 31, 2011	7,750	601	32	7,870

Proved Developed Reserves:
Balance, December 31, 2008	7,998	847	34	8,161
Balance, December 31, 2009	7,397	582	31	7,514
Balance, December 31, 2010	7,282	542	36	7,396
Balance, December 31, 2011	6,814	601	32	6,934
Proved Undeveloped Reserves:
Balance, December 31, 2008	1,354	—	—	1,354
Balance, December 31, 2009	1,286	—	—	1,286
Balance, December 31, 2010	950	—	—	950
Balance, December 31, 2011	936	—	—	936

        The reserves above represent the trust's 80% net profits interest in the underlying properties for the remainder of the term of the trust.

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2011 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2011 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	8,435.2	81.8	1,170.1	9,687.1
Gas (MMcf)	605.4	145.8	0.0	751.2
NGL (MBbl)	39.7	0.0	0.0	39.7
Revenue
Oil	$751,491.8	$7,285.9	$104,244.0	$863,021.8
Gas	2,402.4	581.1	0.0	2,983.5
NGL	1,682.2	0.0	0.0	1,682.2
Severance Taxes	3,499.5	350.0	4,495.6	8,345.1
Ad Valorem Taxes	22,616.8	228.4	3,111.7	25,957.0
Operating Expenses	190,397.5	1,226.6	9,306.5	200,930.6
Workover Expenses	11,937.0	0.0	0.0	11,937.0
COPAS	34,343.1	127.6	961.4	35,432.1
Investments	0.0	1,139.0	11,894.5	13,033.5
80% NPI Net Operating Income(1)	$394,226.1	$3,836.4	$59,579.4	$457,641.9
80% Net Profits Interest (NPI)(2)	$241,332.6	$2,164.1	$36,095.7	$279,592.4

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

        Oil and gas prices were adjusted to a WTI Cushing oil price of $96.19 per Bbl and a Henry Hub natural gas price of $4.118 per MMbtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2011. The price adjustments were based on oil price differentials forecast at -$7.10 per Bbl for all properties. Oil price differentials were not escalated. Gas and NGL price differentials were forecast on a per property basis as provided by MV Partners and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by MV Partners. Expenses and investments were held constant in accordance with SEC rules and guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue, except for those Kansas producing properties that are severance tax exempt. Ad valorem taxes of 3.0% of total revenue were applied to each property as provided by MV Partners. Oil and gas conservation tax rates were applied to all Kansas properties at the applicable rates.

        The estimates of proved oil and natural gas reserves attributable to the underlying properties are based on estimates prepared by CG&A. Rules and guidelines established by the SEC regarding the present value of future net revenues were used to prepare these reserve estimates. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and estimates of other engineers might differ materially from those included in the report. The accuracy of any reserve estimate is a function of the quality of available data and engineering, and estimates may justify revisions based on the results of drilling, testing, and production activities. Accordingly, reserve estimates are inherently imprecise and should not be construed as representing the actual quantities of future production or cash flows to be realized from oil and natural gas properties or the fair market value of such properties.

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

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and eastern Colorado. The following is a summary of the approximate acreage of the underlying properties at December 31, 2011.

	Gross	Net
	(acres)
Developed Acreage:
El Dorado Area	15,365	15,353
Northwest Kansas Area	11,885	11,840
Other	20,350	16,649

Total	47,640	43,882

Undeveloped Acreage:
El Dorado Area	—	—
Northwest Kansas Area	—	—
Other	—	—

Total	—	—

        The following is a summary of the producing wells on the underlying properties as of December 31, 2011:

	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	918	900	64	9	982	909
Natural gas	5	4	1	—	6	4

Total	923	904	65	9	988	913

        The following is a summary of the number of developmental wells drilled by MV Partners on the underlying properties during the last three years. MV Partners did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2009		2010		2011
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	11	11	8	8	8	8
Natural gas wells	—	—	—	—	—	—
Non-productive	—	—	1	1	0	0

Total	11	11	9	9	8	8

        During the years ended December 31, 2009, 2010 and 2011, MV Partners drilled, completed and commenced production with respect to 11, 8 and 8 wells, respectively, on the underlying properties. As of December 31, 2011, no wells were being drilled. Capital expenditures associated with proved undeveloped reserves for the year ended December 31, 2011, were $2.50 million. MV Partners continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program."

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Sales volumes for natural gas liquids during the periods presented were not significant. Average prices do not include the effect of hedge and other derivative activity.

	Year Ended December 31,
	2009	2010	2011
Sales prices:
Oil (per Bbl)	$54.82	$72.61	$88.31
Natural gas (per Mcf)	$2.80	$3.72	$3.56
Lease operating expense (per Boe)	$14.49	$15.28	$16.82
Lease maintenance (per Boe)	$1.49	$1.72	$2.10
Lease overhead (per Boe)	$2.87	$2.98	$3.09
Production and property taxes (per Boe)	$2.28	$3.09	$3.56

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

        Vess Oil has maintained constant activity in these fields to increase production. Vess Oil plans to drill additional infill developmental wells in the Arbuckle, Lansing-Kansas City, Simpson and Whitecloud intervals in the El Dorado area during the next five years. Vess Oil also plans to maintain its annual recompletion and workover program over the next five years. Vess Oil has commenced a waterflood program to enhance production from the Whitecloud formation. Vess Oil plans to convert wells as the infill developmental drilling program proceeds.

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

Northwest Kansas Area

        Each of Vess Oil and Murfin Drilling operate leases on behalf of MV Partners included in the underlying properties that are located in the Northwest Kansas Area. The primary fields in this area are the Bemis-Shutts, Trapp, Ray and Hansen Fields. Vess Oil and Murfin Drilling have actively pursued polymer treatments, stimulation workovers and recompletion operations to reduce the natural decline in production from these fields.

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

        Vess Oil and Murfin Drilling, as contract operators, generally sell production from the underlying properties to several purchasers, including MV Purchasing, LLC, which we refer to as "MV Purchasing," under short-term arrangements using market sensitive pricing. MV Purchasing is majority owned by the indirect equity owners of MV Partners. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Two purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2009, 2010 and 2011, MV Purchasing purchased 71%, 72% and 74%, respectively, of the production from the underlying properties. MV Partners does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on MV Partners' business.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. MV Partners sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by MV Partners for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2009, 2010 and 2011 were $7.01, $7.10 and $6.91 per barrel, respectively.

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

Sale and Abandonment of Underlying Properties

        MV Partners and any transferee of any of the underlying properties will have the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between MV Partners and the trust in determining whether a well is capable of producing in commercially paying quantities, MV Partners is required under the conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. For the years ended December 31, 2009, 2010 and 2011, MV Partners plugged and abandoned 16, two and 13 wells, respectively, based on its determination that such wells were no longer economical to operate or restore to production.

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

        MV Partners' interests in the oil and natural gas underlying properties are typically subject, in one degree or another, to one or more of the following:

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

        MV Partners has informed the trustee that MV Partners believes that the burdens and obligations affecting the underlying properties are conventional in the industry for similar properties. MV Partners also has informed the trustee that MV Partners believes that the existing burdens and obligations do not, in the aggregate, materially interfere with the use of the underlying properties and do not materially adversely affect the value of the net profits interest.

        MV Partners acquired the underlying properties in two transactions, the first of which was in 1998 when it acquired a substantial portion of the underlying properties from a major oil and gas company and the second of which was in 1999 when it acquired the remaining portion of the underlying properties from a large independent oil and gas company. At the time of its acquisition of the underlying properties, MV Partners believes that it undertook a thorough title examination of the underlying properties.

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

        Oil and gas leases are real property interests under Colorado law. Net profits interests are non-operating, non-possessory interests carved out of the oil and gas leasehold estate. MV Partners has informed the trustee that MV Partners believes that it is possible that the net profits interest for the underlying properties located in Colorado may not be treated as a real property interest under the laws of Colorado. MV Partners has recorded the conveyance of the net profits interest in the real property records of Colorado in accordance with local recording acts. MV Partners has informed the trustee that MV Partners believes that, if, during the term of the trust, MV Partners becomes involved as a debtor in a bankruptcy proceeding, the net profits interest relating to the underlying properties located in Colorado should be treated as a fully conveyed personal property interest under the laws of Colorado. In such a proceeding, however, a determination could be made that the conveyance constitutes an executory contract and the net profits interest is not a fully conveyed personal property interest under the laws of Colorado, and if such contract were not to be assumed in a bankruptcy proceeding involving MV Partners, the trust would be treated as an unsecured creditor of MV Partners with respect to such net profits interest in the pending bankruptcy proceeding. Although no assurance can be given, MV Partners does not believe that the conveyance of the net profits interest relating to the underlying properties located in Colorado should be subject to rejection in a bankruptcy proceeding as an executory contract.

Competition and Markets

        The oil and natural gas industry is highly competitive. MV Partners competes with major oil and natural gas companies and independent oil and natural gas companies for oil and natural gas,

equipment, personnel and markets for the sale of oil and natural gas. Many of these competitors are financially stronger than MV Partners, but even financially troubled competitors can affect the market because of their need to sell oil and natural gas at any price to attempt to maintain cash flow. The trust is subject to the same competitive conditions as MV Partners and other companies in the oil and natural gas industry.

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

Regulation

        The production of oil and gas from the underlying properties is affected by many state and federal regulations with respect to allowable rates of production, drilling permits, well spacing, marketing, environmental matters and pricing. Future regulations could change allowable rates of production or the manner in which oil and gas operations may be lawfully conducted.

FERC Regulation

        Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the Federal Energy Regulatory Commission, or FERC, under the Natural Gas Act of 1938, or NGA, the Natural Gas Policy Act of 1978, or NGPA, and regulations issued under those statutes. Over the last two decades, the FERC has issued orders and adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or "unbundle," into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these and other regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by the United States Congress and/or the courts.

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

        Sales of crude oil, condensate, and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future. Sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be just and reasonable and may not be unduly discriminatory or confer any undue preference upon any shopper. Rates generally are cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances.

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

Environmental Matters and Regulation

        General.    The operations of the underlying properties are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

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

        These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and natural gas industry could have a significant impact on the operating costs of the underlying properties.

        The following is a summary of the existing laws, rules and regulations to which the operations of the underlying properties are subject that are material to the operation of the underlying properties.

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

        The underlying properties may have been used for oil and natural gas exploration and production for many years. Although MV Partners believes that it has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, the underlying properties may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under MV Partners' control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, MV Partners could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

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

        Climate Change.    There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. Kansas and Colorado have joined Western Climate Initiative, or WCI, a regional organization that is examining measures to reduce greenhouse gas emissions. In 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that greenhouse gases are an "air pollutant" under the federal Clean Air Act and, thus, subject to future regulation. The oil and natural gas industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact the future operations of the underlying properties. The EPA is moving forward to regulate greenhouse gases. To date, the EPA has issued (i) a "Mandatory Reporting of Greenhouse Gases", or MRR, final rule, effective December 29, 2009, which established a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of carbon dioxide-equivalent greenhouse gases to inventory and report their greenhouse gas emissions annually; the Petroleum and Natural Gas Systems Reporting Rule was published on November 30, 2010 and requires certain segments of the industry, including onshore petroleum and natural gas producers, to report carbon dioxide-equivalent greenhouse gases using the same thresholds used in the MRR beginning in 2012; and (iii) an "Endangerment Finding" final rule, effective January 14, 2010, which states that current and projected concentrations of six key greenhouse gases in the atmosphere, as well as emissions from new motor vehicles and new motor vehicle engines, threaten public health and welfare, allowing the EPA to finalize motor vehicle greenhouse gas standards. According to the EPA, the final motor vehicle greenhouse gas standards will trigger construction and operating permit requirements for stationary sources. As a result, the EPA has proposed to tailor these programs such that only large stationary sources will be required to have air permits that authorize greenhouse gas emissions. Laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on the future operations of MV Partners if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. In addition, such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have a negative impact on MV Partners' operations. In addition to potential impacts on MV Partners' operations directly or indirectly resulting from climate-change legislation or regulations, MV Partners' operations also could be negatively affected by climate-change related physical changes or changes in weather patterns. At this time, it is not possible to estimate accurately how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of MV Partners.

        The operations of the underlying properties are not adversely impacted by the current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of the properties.

        OSHA and Other Laws and Regulation.    MV Partners is subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that MV Partners organize and/or disclose information about hazardous materials used or produced in its operations. MV Partners believes that it is in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

        MV Partners believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the trust unitholders. For instance, MV Partners did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2009, 2010 and 2011.

Additionally, MV Partners has informed the trust that MV Partners is not aware of any environmental issues or claims that will require material capital expenditures during 2012. However, there is no assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on the operations of the underlying properties and the cash distributions to the trust unitholders.

Item 1A.    Risk Factors.

The amounts of cash distributions by the trust are subject to fluctuation as a result of changes in oil, natural gas and natural gas liquid prices.

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

        Moreover, government regulations, such as regulation of natural gas gathering and transportation systems and possible price controls, can affect commodity prices in the long term.

        Crude oil prices have been volatile the last several years and in 2011, ranged from a high of $113.93 to a low of $75.67. The NYMEX crude oil spot prices per Bbl were $79.36, $91.38 and $98.83 as of December 31, 2009, 2010 and 2011, respectively. Neither MV Partners nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of MV Partners and the financial condition of the trust could be materially and adversely affected.

        Although MV Partners was permitted to, and did enter into, hedge contracts relating to a portion of the oil volumes expected to be produced from the underlying properties, those hedge contracts expired in 2010. MV Partners has not entered into any hedge contracts relating to oil volumes, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into hedging arrangements for the benefit of the trust. As a result, the amounts of cash distributions by the trust may fluctuate significantly as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the effects of any changes in commodity prices.

        Lower prices of oil, natural gas and natural gas liquids will reduce the amount of the net proceeds to which the trust is entitled and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from wells on the underlying properties. In addition, the operator of the underlying properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because the underlying properties are mature, with many of them being in production since the early 1900s, decreases in commodity prices could have a more significant effect on the economic viability of these properties compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well-to-well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to trust unitholders to fluctuate, and a substantial decline in the price of oil, natural gas or natural gas liquids will reduce the amount of cash available for distribution to the trust unitholders.

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

        The estimated reserves attributable to the net profits interest and the estimated future net revenues attributable to the net profits interest are based on estimates of reserve quantities and revenues for the underlying properties. See "Item 1. Business—Description of the Underlying Properties—Reserves" for a discussion of the method of allocating proved reserves to the underlying properties and the net profits interest. The quantities of reserves attributable to the underlying properties and the net profits interest may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids.

Risks associated with the production, gathering, transportation and sale of oil, natural gas and natural gas liquids could adversely affect cash distributions by the trust.

        The revenues of the trust, the value of the trust units and the amount of cash distributions to the trust unitholders depend upon, among other things, the costs incurred by MV Partners to develop and exploit oil and natural gas reserves attributable to the underlying properties. Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, natural gas and natural gas liquids at any of the underlying properties will reduce trust distributions by reducing the amount of net proceeds available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any costs incurred by MV Partners in connection with any such accidents that are not insured against will have the effect of reducing the net proceeds available for distribution to the trust. In addition, curtailments or damage to pipelines used by MV Partners to transport oil, natural gas and natural gas liquid production to markets for sale could reduce the amount of net proceeds available for distribution. Any such curtailment or damage to the gathering systems used by MV Partners could also require MV Partners to find alternative means to transport the oil, natural gas and natural gas liquid production from the underlying properties, which alternative means could require MV Partners to incur additional costs that will have the effect of reducing net proceeds available for distribution by the trust.

Production of oil, natural gas and natural gas liquids on the underlying properties could be materially and adversely affected by severe or unseasonable weather.

        Production of oil, natural gas and natural gas liquids on the underlying properties could be materially and adversely affected by severe weather. Repercussions of severe weather conditions may include:

  •
  evacuation of personnel and curtailment of operations;

  •
  weather-related damage to drilling rigs or other facilities, resulting in suspension of operations;

  •
  inability to deliver materials to worksites; and

  •
  weather-related damage to pipelines and other transportation facilities.

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

        MV Partners is currently designated as the operator of substantially all of the underlying properties. MV Partners has contracted with two of its affiliates, Vess Oil and Murfin Drilling, to operate these properties on its behalf. Neither the trustee nor the public trust unitholders has any contractual ability to influence or control the field operations of, sale of oil and natural gas from, or future development of, these properties. The public trust unitholders also have no voting rights with respect to MV Partners and, therefore, have no managerial, contractual or other ability to influence MV Partners' or its affiliates' activities as operator of the oil and natural gas properties to which substantially all of the underlying properties relate.

Shortages of oil field equipment, services and qualified personnel available to MV Partners could reduce the amount of cash available for distribution by the trust.

        The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. As part of its development plan for the underlying properties, MV Partners expects to drill 19 development wells and conduct recompletion and workover operations on existing wells included in the underlying properties over the five years ending December 31, 2016. See "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results

of Operations—Planned Development and Workover Program" for a description of MV Partners' development plans. Shortages of field personnel and equipment or price increases could significantly decrease the amount of cash available for distribution to the trust unitholders, or restrict the ability of MV Partners to drill the wells and conduct the operations which it currently has planned for the underlying properties.

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

        The net proceeds payable to the trust from the net profits interest are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves attributable to the underlying properties will decline over time. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. Based on the estimated production volumes in the reserve report, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average annual rate of approximately 6.3% over the next 20 years assuming no additional developmental drilling or other capital expenditures are made after 2016 on the underlying properties. The anticipated rate of decline is an estimate and actual decline rates may vary from those estimated. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest).

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

The amount of cash available for distribution by the trust will be reduced by the amount of any production and development costs, taxes, capital expenditures and post-production costs.

        Production and development costs on the underlying properties are deducted in the calculation of the trust's share of net proceeds. In addition, production and property taxes, capital expenditures or post-production costs are deducted in the calculation of the trust's share of net proceeds. Accordingly, higher or lower production and development expenses, taxes, capital expenditures and post-production costs will directly decrease or increase the amount received by the trust in respect of its net profits interest. For a summary of these costs for the last three years, see "Item 1. Business—Description of the Underlying Properties—Producing Acreage and Well Counts." Historical costs may not be indicative of future costs.

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

A purchaser's failure to pay MV Partners for purchased production could have a significant adverse impact on MV Partners, which in turn could result in MV Partners not having sufficient net proceeds attributable to the net profits interest for MV Partners to distribute cash to the trust.

        A purchaser's failure to pay for purchased production could have a significant adverse impact on MV Partners' business, which could in turn impact the trust. The recent tightening of credit in the financial markets may make it more difficult for purchasers to obtain financing and depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by such purchasers.

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

        The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest). The trust unitholders are not entitled to receive any net proceeds from the sale of production from the underlying properties following the termination of the net profits interest. Therefore, the market price of the trust units will likely diminish toward the end of the term of the net profits interest because the cash distributions from the trust will cease at the termination of such net profits interest and the trust will have no right to any additional production from the underlying properties after the term of the net profits interest.

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

        If they sell additional trust units or exchange trust units in connection with acquisitions, then additional trust units will be available for sale in the market. The sale of additional trust units may reduce the market price of the trust units. MV Partners and the trust have entered into a registration rights agreement pursuant to which the trust has agreed to file a registration statement or a shelf registration statement to register the resale of the remaining trust units held by MV Partners and any transferee of the trust units upon request by such holders. See "Item 13. Certain Relationships and Related Transactions, and Director Independence—Registration Rights."

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

        The interests of MV Partners and the interests of the trust and the trust unitholders with respect to the underlying properties could at times differ. As a working interest owner in the underlying properties, MV Partners could have interests that conflict with the interests of the trust and the trust unitholders. For example:

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

The operations of the underlying properties may result in significant costs and liabilities with respect to environmental and operational safety matters, which could reduce the amount of cash available for distribution to trust unitholders.

        Significant costs and liabilities can be incurred as a result of environmental and safety requirements applicable to the oil and natural gas exploration, development and production activities of the underlying properties. These costs and liabilities could arise under a wide range of federal, state and local environmental and safety laws and regulations, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, claims for damages to persons or property may result from environmental and other impacts of the operations of the underlying properties.

        Strict, joint and several liability may be imposed under certain environmental laws, which could cause liability for the conduct of others or for the consequences of one's own actions that were in compliance with all applicable laws at the time those actions were taken. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If it were not possible to recover the resulting costs through insurance or increased revenues, this could have a material adverse effect on the cash distributions to the trust unitholders. Please read "Item 1. Business—Description of the Underlying Properties—Regulation—Environmental Matters and Regulation" for more information.

Governmental authorities may enact climate change regulations that could increase MV Partners' costs to operate and, therefore, adversely affect distributions to the trust unitholders.

        Congress has considered recent proposed legislation directed at reducing greenhouse gas emissions and President Obama has indicated his support of legislation aimed at reducing greenhouse gases. The EPA has proposed rules to regulate greenhouse gases and regional initiatives have formed to control greenhouse gases. Additionally, the states in which MV Partners operates may implement air pollution control regulations that are more stringent than existing and proposed federal regulations, in particular the regulation of emissions of greenhouse gases. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect MV Partners' operations and, therefore, distributions to the trust unitholders.

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

        In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for greenhouse gases, became binding on the countries that ratified it. In the United States, federal legislation imposing restrictions on greenhouse gases is under consideration. Proposed legislation has been introduced that would establish an economy-wide cap on emissions of greenhouse gases and would require more sources of greenhouse gas emissions to obtain greenhouse gas emission "allowances" corresponding to their annual emissions. In addition, the EPA is taking steps that would result in the regulation of greenhouse gases as pollutants under the Clean Air Act. To date, the EPA has issued (i) a "Mandatory Reporting of Greenhouse Gases" final rule, effective December 29, 2009, which established a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of carbon dioxide-equivalent greenhouse gases to inventory and report their greenhouse gas emissions annually and (ii) an "Endangerment Finding" final rule, effective January 14, 2010, which states the current and projected concentrations of six key greenhouse gases in the atmosphere, as well as emissions from new motor vehicles and new motor vehicle engines, threaten public health and welfare, allowing the EPA to finalize motor vehicle greenhouse gas standards (the effect of which could reduce demand for motor fuels refined from crude oil). Finally, according to the EPA, the final motor vehicle greenhouse gas standards will trigger construction and operating permit requirements for stationary sources. As a result, the EPA has proposed to tailor these programs such that only large stationary sources will be required to have air permits that authorize greenhouse gas emissions.

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

The operations of the underlying properties are subject to complex federal, state, local and other laws and regulations that could adversely affect the cash distributions to the trust unitholders.

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

        The operations of the underlying properties are subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and the production of, oil and natural gas. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on the cash distributions to the trust unitholders. Please read "Item 1. Business—Description of the Underlying Properties—Regulation—Environmental Matters and Regulation."

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

        Neither MV Partners nor the trustee has requested a ruling from the IRS regarding these tax questions, and neither MV Partners nor the trust can assure the trust unitholders that such a ruling would be granted if requested or that the IRS will not challenge these positions on audit. See "Item 1. Business—Federal Income Tax Matters" for more information about the various matters described under this risk factor.

Certain U.S. federal income tax preferences currently available with respect to oil, natural gas liquids and natural gas production may be eliminated as a result of future legislation.

        Among the proposed changes contained in President Obama's Budget Proposal for Fiscal Year 2012 is the elimination of certain key U.S. federal income tax preferences relating to oil, natural gas and natural gas liquids exploration and production. The President's budget proposes to eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. Specifically, the budget proposes to repeal the deduction for percentage depletion with respect to wells.

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

        Oil and gas leases are real property interests under Colorado law. The net profits interest is a non-operating, non-possessory interest carved out of the oil and gas leasehold estate. MV Partners has informed the trustee that MV Partners believes that it is possible that the net profits interest for the underlying properties located in Colorado may not be treated as a real property interest under the laws of Colorado.. MV Partners has recorded the conveyance of the net profits interest in the real property records of Colorado in accordance with local recording acts. MV Partners has informed the trustee that MV Partners believes that, if, during the term of the trust, MV Partners becomes involved as a debtor in a bankruptcy proceeding, the net profits interest relating to the underlying properties located in Colorado should be treated as a fully conveyed personal property interest under the laws of Colorado. In such a proceeding, however, a determination could be made that the conveyance constitutes an executory contract and the net profits interest is not a fully conveyed personal property interest under the laws of Colorado, and if such contract were not to be assumed in a bankruptcy proceeding involving MV Partners, the trust would be treated as an unsecured creditor of MV Partners with respect to such net profits interest in the pending bankruptcy proceeding.

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

Item 4.    Mine Safety Disclosures.

        None.

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

	High	Low	Cash Distributions
2010
First Quarter (January 1, 2010 through March 31, 2010)	$25.26	$19.77	$0.575
Second Quarter (April 1, 2010 through June 30, 2010)	$28.40	$21.36	$0.605
Third Quarter (July 1, 2010 through September 30, 2010)	$31.38	$24.62	$0.965
Fourth Quarter (October 1, 2010 through December 31, 2010)	$40.00	$27.81	$0.610
2011
First Quarter (January 1, 2011 through March 31, 2011)	$43.73	$34.11	$0.675
Second Quarter (April 1, 2011 through June 30, 2011)	$42.24	$36.40	$0.820
Third Quarter (July 1, 2011 through September 30, 2011)	$46.76	$34.57	$1.030
Fourth Quarter (October 1, 2011 through December 31, 2011)	$39.97	$32.74	$0.925

        As of March 12, 2012, the 11,500,000 units outstanding were held by 9 unitholders of record.

        Each quarter, the trustee determines the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest, payments from hedge contracts that were in effect through 2010 and other sources (such as interest earned on any amounts reserved by the trustee) that quarter, over the trust's expenses for that quarter. Available funds will be reduced by any cash that the trustee decides to hold as a reserve against future expenses. It is expected that quarterly cash distributions during the term of the trust will be made by the trustee on or before the 25th day of the month following the end of each quarter to the trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day).

Equity Compensation Plans

        The trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

        There were no equity securities sold by the trust during the year ended December 31, 2011 that were not registered under the Securities Act of 1933, as amended, which we refer to as the "Securities Act."

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2011.

Item 6.    Selected Financial Data.

        The following table sets forth selected data for the trust as of December 31, 2007, 2008, 2009, 2010 and 2011, and for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 based on the audited statements of assets and trust corpus as of December 31, 2007, 2008, 2009, 2010 and 2011 and the audited statements of distributable income for the years ended December 31, 2007, 2008, 2009, 2010 and 2011.

	For the Year Ended
	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
Net profits income	$33,581,080	$21,356,403	$19,024,707	$32,526,515	$40,585,083
Distributable income	$32,851,579	$20,776,411	$17,944,404	$31,682,500	$39,675,000
Distributions per trust unit	$2.8567	$1.8066	$1.5604	$2.7550	$3.4500
Total assets at year-end	$46,200,057	$42,794,682	$39,432,385	$36,121,659	$33,191,655

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The trust's purpose is, in general, to hold the net profits interest and assigned interest in hedge contracts, to distribute to the trust unitholders cash that the trust receives in respect of the net profits interest and assigned interest in the hedge contracts (through 2010 when they expired) and to perform certain administrative functions in respect of the net profits interest and the trust units. The trust derives substantially all of its income and cash flows from the net profits interest.

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

  (d)
  The trustee reviews the carrying value of the net profits interest annually for impairment based on the projected income as estimated within the current reserve report.

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

Comparison of results of the trust for the years ended December 31, 2011 and 2010

        Income for the trust from the net profits interest and hedge activities was $40.6 million for the year ended December 31, 2011 compared to $32.5 million for the year ended December 31, 2010. General and administrative expense for the trust was $0.7 million for 2011 and $0.8 million for 2010. The trust paid administration fees of $0.1 million to MV Partners for each of 2011 and 2010. As of December 31, 2011 and 2010, the trust had $275,000 and $92,000, respectively, as a reserve for future expenses. Distributable income was $39.7 million or $3.4500 per unit in 2011 compared to $31.7 million or $2.7550 per unit in 2010.

        The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the trust during the year ended December 31, 2011 substantially represented the production by MV Partners from September 2010 through August 2011, and the cash received by the trust during the year ended December 31, 2010 substantially represented the production by MV Partners from September 2009 through August 2010. MV Partners computes net proceeds quarterly on a calendar basis and distributes to the trust 80% of the aggregate of such net proceeds attributable to a computation period on or before the 25th day of the month following the computation period. As a result, for the year ended December 31, 2011, the trust's net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2010 through September 30, 2011. For the year ended December 31, 2010, the trust's net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2009 through September 30, 2010.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $50.4 million for the period from October 1, 2010 through September 30, 2011. Included in this amount are payments to settle hedges totaling $3.8 million. In addition, amounts received to settle hedges was $0 for the period from October 1, 2010 through September 30, 2011, which resulted in total cash receipts over cash disbursements of $50.4 million. The trust's net profits interest (80%) of this total was $40.3 million for the year ended December 31, 2011. In addition, during 2011, MV Partners released and paid to the trust a net of $250,000 of the reserve for future capital expenditures, which resulted in total cash proceeds received by the trust of $40.6 million for the year ended December 31, 2011.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $40.6 million for the period from October 1, 2009 through September 30, 2010. Included in this amount are payments to settle hedges totaling $7.4 million. In addition, amounts received to settle hedges was $18,000 for the period from October 1, 2009 through September 30, 2010, which resulted in total cash receipts over cash disbursements of $40.7 million. The trust's net profits interest (80%) of this total was $32.5 million for the year ended December 31, 2010. In April 2010, MV Partners received payment of $5.6 million in connection with the SemGroup bankruptcy discussed in Note I of the Notes to Financial Statements, representing 100% of its claims for oil and gas sold to Eaglwing on and between July 2, 2008 and July 22, 2008. Such amount was included in the calculation of net proceeds attributable to the net profits interest of the trust for the year ended December 31, 2010.

        The trustee reserved $184,000 and $25,000 for future trust expenses for the years ended December 31, 2011 and 2010, respectively, and paid general and administrative expenses of $0.7 million and $0.8 million for the years ended December 31, 2011 and 2010, respectively, which resulted in distributable income of $39.7 million, or $3.450 per unit, for the year ended December 31, 2011 and $31.7 million, or $2.755 per unit, for the year ended December 31, 2010.

        The average price received for crude oil sold during 2011 was $86.46 per Bbl, while the average price received for crude oil sold during 2010 was $75.61 per Bbl. The average price received for natural gas sold during 2011 was $3.33 per Mcf, while the average price received for natural gas sold during 2010 was $3.46 per Mcf. The average prices for 2011 related to production by MV Partners from September 2010 through August 2011, and the average prices for 2010 related to production by MV Partners from September 2009 through August 2010.

        The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2010 to September 30, 2011 were 736,473 Bbls of oil, 62,610 Mcf of natural gas and 3,442 Bbls of natural gas liquids for a total equivalent barrels of oil of 749,145. The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2009 to September 30, 2010 were 757,887 Bbls of oil, 64,115 Mcf of natural gas and 3,464 Bbls of natural gas liquids for a total equivalent barrels of oil of 770,825.

        As noted above, the amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2011 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2010 through August 2011. The amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2010 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2009 through August 2010.

Comparison of results of the trust for the years ended December 31, 2010 and 2009

        Income for the trust from the net profits interest and hedge activities was $32.5 million for the year ended December 31, 2010 compared to $19.0 million for the year ended December 31, 2009. General and administrative expense for the trust was $0.8 million for each of 2010 and 2009. The trust paid administration fees of $0.1 million to MV Partners for each of 2010 and 2009. As of December 31, 2010 and 2009, the trust had $92,000 and $67,000, respectively, as a reserve for future expenses. Distributable income was $31.7 million or $2.7550 per unit in 2010 compared to $17.9 million or $1.5604 per unit in 2009.

        The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the trust during the year ended December 31, 2010 substantially represented the production by MV Partners from September 2009 through August 2010, and the cash received by the trust during the year ended December 31, 2009 substantially represented the production by MV Partners from September 2008 through August 2009. MV Partners computes net proceeds quarterly on a calendar basis and distributes to the trust 80% of the aggregate of such net proceeds attributable to a computation period on or before the 25th day of the month following the computation period. As a result, for the year ended December 31, 2010, the trust's net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2009 through September 30, 2010. For the year ended December 31, 2009, the trust's net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2008 through September 30, 2009.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $40.7 million for the period from October 1, 2009 through September 30, 2010. Included in this amount are payments to settle hedges totaling $7.4 million. In addition, amounts received to settle hedges was $18,000 for the period from October 1, 2009 through September 30, 2010, which resulted in total cash receipts over cash disbursements of $40.7 million. The trust's net profits interest (80%) of this total was $32.5 million for the year ended December 31, 2010. In April 2010, MV Partners received payment of $5.6 million in connection with the SemGroup bankruptcy, representing 100% of its claims for oil and gas sold to Eaglwing on and between July 2, 2008 and July 22, 2008. Such amount was included in the calculation of net proceeds attributable to the net profits interest of the trust for the year ended December 31, 2010.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $24.1 million for the period from October 1, 2008 through September 30, 2009. Included in this amount are payments to settle hedges totaling $3.9 million. In addition, amounts received to settle hedges was $5.8 million for the period from October 1, 2008 through September 30, 2009, which resulted in total cash receipts over cash disbursements of $29.9 million. The trust's net profits interest (80%) of this total was $23.9 million. This amount was reduced by a recovery of the deficiency from the fourth quarter of 2008 in the amount of $4.9 million, which included applicable interest of $50,000, resulting in the income from net profits interest and hedge activities of $19.0 million for the year ended December 31, 2009.

        The trustee reserved $25,000 and $49,000 for future trust expenses for the years ended December 31, 2010 and 2009, respectively, and paid general and administrative expenses of approximately $0.8 million for each of the years ended December 31, 2010 and 2009, respectively, which resulted in distributable income of $31.7 million, or $2.755 per unit, for the year ended December 31, 2010 and $17.9 million, or $1.5604 per unit, for the year ended December 31, 2009.

        The average price received for crude oil sold during 2010 was $75.61 per Bbl, while the average price received for crude oil sold during 2009 was $54.03 per Bbl. The average price received for natural gas sold during 2010 was $3.46 per Mcf, while the average price received for natural gas sold during 2009 was $3.38 per Mcf. The average prices for 2010 related to production by MV Partners from September 2009 through August 2010, and the average prices for 2009 related to production by MV Partners from September 2008 through August 2009.

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

Historical Results of the Underlying Properties

        The following table sets forth revenues, direct operating expenses and the excess of revenues over direct operating expenses relating to the underlying properties for the three years in the period ended December 31, 2011. The historical results of the underlying properties are not indicative of the future distributions of the trust.

	(unaudited) (in thousands) Year ended December 31,
	2009	2010	2011
Revenues:
Oil sales	$52,009	$68,516	$80,458
Natural gas sales	240	281	251
Natural gas liquid sales	168	180	214
Hedge and other derivative activity	2,967	(9,249)	—

Total	55,384	59,728	80,923

Bad debt expense (Recovery)	1,237	(406)	—
Direct operating expenses:
Lease operating expenses	14,000	14,652	15,564
Lease maintenance	1,443	1,651	1,943
Lease overhead	2,775	2,857	2,859
Production and property tax	2,202	2,968	3,293

Total	20,420	22,128	23,659

Excess of revenues over direct operating expenses	$33,727	$38,006	$57,264

The above table sets forth information as it relates to the underlying properties on the accrual basis, which is the way the books and records are kept. These numbers do not relate to the trust as the trust reports on a cash basis. For the year ended December 31, 2009, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2008 through September 30, 2009. For the year ended December 31, 2010, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2009 through September 30, 2010. For the year ended December 31, 2011, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2010 through September 30, 2011.

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

        The following table provides oil and natural gas sales volumes, average sales prices and capital expenditures relating to the underlying properties for the three years in the period ended December 31,

2011. Sales volumes for natural gas liquids during the periods presented were not significant. Average prices do not include the effect of hedge and other derivative activity.

	(unaudited) Year ended December 31,
	2009	2010	2011
Operating data:
Sales volumes:
Oil (MBbls)	949	944	911
Natural gas (MMcf)	86	76	70
Average Prices:
Oil (per Bbl)	$54.82	$72.61	$88.31
Natural gas (per Mcf)	$2.80	$3.72	$3.56
Capital expenditures (in thousands):
Property acquisition	$1,497	$1,813	$1,506
Well development	1,242	1,354	1,006

Total	$2,739	$3,167	$2,512

Discussion and Analysis of Historical Results of the Underlying Properties

Comparison of Results of the Underlying Properties for the Years Ended December 31, 2011 and 2010

        Excess of revenues over direct operating expenses for the underlying properties was $57.3 million for the year ended December 31, 2011, compared to $38.0 million for the year ended December 31, 2010. The increase was primarily a result of an increase in total revenue as a result of an increase in the average price received for the oil sold in 2011 and a decrease in hedge expense. A small increase in direct operating expenses partially offset the increase in excess of revenues over direct operating expenses.

        Revenues.    Revenues from oil, natural gas and natural gas liquid sales increased $11.9 million to $80.9 million for the year ended December 31, 2011 compared to $69.0 million for the year ended December 31, 2010. This increase in revenues was primarily the result of an increase in the average price received for crude oil sold from $72.61 per Bbl for the year ended December 31, 2010 to $88.31 per Bbl for the year ended December 31, 2011. This increase in revenues reflects a decrease in the average price received for natural gas sold from $3.72 per Mcf for the year ended December 31, 2010 to $3.56 per Mcf for the year ended December 31, 2011. The revenues from oil, natural gas and natural gas liquids sales were also increased by a $9.2 million decrease in hedge activity expense. Total revenues increased $21.2 million from $59.7 million for the year ended December 31, 2010 to $80.9 million for the year ended December 31, 2011.

        Prices.    The average price received for crude oil sold increased from $72.61 per Bbl for the year ended December 31, 2010 to $88.31 per Bbl for the year ended December 31, 2011. The average price received for the crude oil sold increased primarily as a result of an increase in the oil price index on which the sales prices for a majority of the oil production were based. The average price received for natural gas sold decreased from $3.72 per Mcf for the year ended December 31, 2010 to $3.56 per Mcf for the year ended December 31, 2011. The average price received for natural gas sold decreased as a result of a decrease in the natural gas price index on which the sales prices for a majority of the natural gas production were based.

        Volumes.    Sales volumes for crude oil decreased from 944 MBbls for the year ended December 31, 2010 to 911 MBbls for the year ended December 31, 2011. Sales volumes for natural gas decreased from 76 MMcf for the year ended December 31, 2010 to 70 MMcf for the year ended December 31,

2011. The small decrease in overall production sales volumes was less than the natural decline of the underlying properties.

        Hedge activity.    Hedge activity expense decreased from $9.2 million for the year ended December 31, 2010 to $0 for the year ended December 31, 2011. MV Partners entered into certain hedge contracts related to the oil production from the underlying properties for the year ended December 31, 2010. The weighted average settlement price of hedges for 2010 was $65.03 per Bbl. MV Partners has not entered into any hedge contracts relating to oil volumes to be produced after 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust.

        Bad debt expense.    During the year ended December 31, 2010, recovery was made from the Eaglwing bankruptcy for some of the 2008 sales previously written off as bad debts. MV Partners recognized bad debt recovery of $0.4 million for the year ended December 31, 2010. There were no bad debt expense or recoveries during the year ended December 31, 2011.

        Direct operating expenses.    Direct operating expenses increased from $22.1 million for the year ended December 31, 2010 to $23.7 million for the year ended December 31, 2011. This increase was primarily a result of an increase in lease operating expenses and property tax expense.

        Lease maintenance expense.    Lease maintenance expense increased from $1.7 million for the year ended December 31, 2010 to $1.9 million for the year ended December 31, 2011. This increase in lease maintenance expense was primarily the result of scheduled projects being completed.

        Production and property tax expense.    Production and property tax expense was $3.0 million for the year ended December 31, 2010 compared to $3.3 million for the year ended December 31, 2011. The increase was a result of higher property tax valuations and the increased revenue on which the production tax was calculated.

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

        Bad debt expense.    For the year ended December 31, 2009, MV Partners wrote off 8% of the revenue from production sold to Eaglwing during June 2008 and the first 18 days of July 2008 as a result of the Eaglwing bankruptcy. MV Partners also wrote off $16,000 due from SemCrude for the settlement of certain hedge contracts. During the year ended December 31, 2010, recovery was made from the bankruptcy court for some of the 2008 sales. MV Partners recognized bad debt recovery of $0.4 million for the year ended December 31, 2010.

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

Liquidity and Capital Resources

        Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust's only use of cash is for distributions to trust unitholders. Administrative expenses include payments to the trustee as well as an annual administrative fee to MV Partners pursuant to the administrative services agreement. Each quarter, the trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust's expenses for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. As of December 31, 2011, $275,000 was held by the trustee as such a reserve. The trustee may cause the trust to borrow funds required to pay expenses if the trustee determines that the cash on hand and the cash to be received are insufficient to cover the trust's liabilities. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During each of 2010 and 2011, MV Partners made no advances to the trust for trust expenses.

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

Planned Development and Workover Program

        Since acquiring the underlying properties in 1998 and 1999, MV Partners has implemented a development program on the underlying properties to develop further proved undeveloped reserves and to help offset the natural decline in production. These activities included recompletion of certain existing wells into new producing horizons, workovers of existing wells, and the drilling of infill development wells.

        The development program that MV Partners currently intends to implement over the five years ending December 31, 2016 with respect to the underlying properties categorized as proved undeveloped reserves consists of drilling development wells, recompletion and workover projects, and polymer workovers. The development program that MV Partners currently intends to implement over the next five years with respect to the underlying properties categorized as proved developed non-producing reserves consists of well-reactivation projects, injection well-workover projects, recompletion projects, and well-workover projects.

        MV Partners has undertaken 3-D seismic surveys covering several leases constituting a part of the underlying properties. These leases have over 31 undrilled offset locations of varying quality based on offset production and subsurface mapping. The 3-D data was utilized to refine the subsurface mapping with respect to the size of mapped sink holes and to define smaller structural features along the edges of the main formation reservoir. Using this data, MV Partners has scheduled the drilling of 17 proved undeveloped locations over the five years ending December 31, 2016. MV Partners has expanded its 3-D seismic program into other fields constituting a part of the underlying properties.

        MV Partners expects total capital expenditures for the underlying properties during the five years ending December 31, 2016 will be approximately $13.0 million. Of this total, MV Partners contemplates spending approximately $9.0 million to drill development wells in seven project areas and approximately $4.0 million for recompletion and workovers of existing wells. MV Partners expects that these capital projects will add production that will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties. The trust is not directly obligated to pay any portion of any capital expenditures made with respect to the underlying properties; however, capital expenditures made by MV Partners with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under "Item 1. Business—Computation of Net Proceeds—Net Profits Interest") share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest. As the cash received by the trust in respect of the net profits interest will be reduced by the trust's pro rata share of these capital expenditures, MV Partners expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.

        MV Partners, as the operator of the underlying properties, is entitled to make all determinations related to capital expenditures with respect to the underlying properties, and there are no limitations on the amount of capital expenditures that MV Partners may incur with respect to the underlying properties, except as described above under "Item 1. Business—Computation of Net Proceeds—Net Profits Interest." As the trust unitholders would not be expected to fully realize the benefits of capital expenditures made with respect to the underlying properties toward the end of the term of the trust, during each twelve-month period beginning on the later to occur of (1) June 30, 2023, and (2) the time when 13.2 MMBoe have been produced from the underlying properties and sold (which is the equivalent of 10.6 MMBoe in respect of the net profits interest), capital expenditures that may be taken into account in calculating net proceeds attributable to the net profits interest will be limited to the average annual capital expenditures during the preceding three years, as adjusted for inflation. See "Item 1. Business—Computation of Net Proceeds—Net Profits Interest."

Off-Balance Sheet Arrangements

        The trust has no off-balance sheet arrangements. The trust has not guaranteed the debt of any other party, nor does the trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Contractual Obligations

        As of December 31, 2011, the trust had no obligations or commitments to make future contractual payments other than the administrative services fee and trustee fee payable to MV Partners and the trustee, respectively. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note G—Related Party Transactions."

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

Item 8.    Financial Statements and Supplementary Data.

        Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders
MV Oil Trust

        We have audited the accompanying statements of assets and trust corpus of MV Oil Trust (the "Trust") as of December 31, 2010 and 2011 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of MV Oil Trust as of December 31, 2010 and 2011 and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2011, on the basis of accounting described in Note B.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MV Oil Trust's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Wichita, Kansas
March 14, 2012

MV OIL TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2010	2011
ASSETS
Cash and cash equivalents	$91,579	$275,216
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(14,353,595)	(17,467,236)

Total assets	$36,121,659	$33,191,655

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at December 31, 2010 and 2011	$36,121,659	$33,191,655

STATEMENTS OF DISTRIBUTABLE INCOME

	Year ended December 31,
	2009	2010	2011
Income from net profits interest and hedge and other derivative activities	$19,024,707	$32,526,515	$40,585,083
Net repayments to MV Partners, LLC	(250,000)	—	—
Cash withheld for future Trust expenses	(49,333)	(24,614)	(183,637)
General and administrative(1)	(780,970)	(819,401)	(726,446)

Distributable income	$17,944,404	$31,682,500	$39,675,000

Distributions per unit (11,500,000 units issued and outstanding for 2009, 2010 and 2011)	$1.5604	$2.7550	$3.4500

(1)
Includes $67,492, $70,191 and $54,749 paid to MV Partners, LLC during the years ended December 31, 2009, 2010 and 2011, respectively, and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. during each of the years ended December 31, 2009, 2010 and 2011.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year ended December 31,
	2009	2010	2011
Trust corpus, beginning of year	$42,794,682	$39,432,385	$36,121,659
Cash proceeds	19,024,707	32,526,515	40,585,083
Net repayments to MV Partners, LLC	(250,000)	—	—
Cash distributions	(17,944,404)	(31,682,500)	(39,675,000)
Trust expenses	(780,970)	(819,401)	(726,446)
Amortization of net profits interest	(3,411,630)	(3,335,340)	(3,113,641)

Trust corpus, end of year	$39,432,385	$36,121,659	$33,191,655

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

        The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners' interest from the sale of production from the underlying properties. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (MMBoe) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust's 80% net profits interest), and the Trust will soon thereafter wind up its affairs and terminate.

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

1.     Basis of accounting

        The Trust uses the modified cash basis of accounting to report Trust receipts of the term net profits interest, receipts under the hedge contracts previously entered into and payments of expenses incurred. The term net profits interest is revenues (oil, gas and natural gas liquid sales net of any payments made in connection with the settlement of the hedge and other derivative contracts) less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment cost and lease development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP)) of the underlying properties times 80% (term net profits interest percentage). In addition, the Trust was entitled to receive 80% of all payments received by MV Partners upon settlement of the hedge and other derivative contracts prior to their termination. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust's net profits interest.

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

          e)    Amortization of the investment in Net Profits Interest is calculated using the units-of-production method based upon total estimated proved reserves, is charged directly to trust corpus and does not affect distributable income; and

          f)     The Trust evaluates its investment in the net profits interest periodically for impairment purposes. The Trust will provide a write-down to its investment in the net profits interest if and when that total capitalized costs, less accumulated amortization, exceed undiscounted future cash flows attributable to the Trust's interests in the proved oil and gas reserves of the underlying properties.

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

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE C—NET PROFITS INTEREST

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and is calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

NOTE D—INCOME FROM NET PROFITS INTEREST AND HEDGE AND OTHER DERIVATIVE ACTIVITIES

	Year ended December 31,
	2009	2010	2011
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$24,077,132	$40,639,962	$50,418,854
Amounts received to settle hedges and other derivatives	5,815,225	18,183	—

Total of cash receipts over cash disbursements	29,892,357	40,658,145	50,418,854
Times net profits interest over the term of the Trust	80%	80%	80%

Income from net profits interest and hedge and other derivative activities	23,913,886	32,526,515	40,335,083
Recovery of deficiency from fourth quarter 2008	(4,889,179)	—	—

MV Partners reserve for future capital expenditures(2)	—	—	250,000

Total cash proceeds received by the Trust(3)	$19,024,707	$32,526,515	$40,585,083

(1)
Per the terms of the net profits interest, direct operating expenses, lease equipment and development costs, and payments made to settle hedges are deducted when calculating the distributable income to the Trust.

(2)
Per the terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. There was a reserve of $750,000 at December 31, 2009 and 2010. During 2011, MV Partners released and paid to the Trust a net of $250,000 reserved for future capital expenditures. The reserve balance was $500,000 at December 31, 2011.

(3)
The cash proceeds received by the Trust are based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production; thus, the cash received by the Trust during the year ended December 31, 2011 substantially represents the cash received for production by MV Partners from September 2010 through August 2011 and the cash received by the Trust during the year ended December 31, 2010 substantially represents the cash received for production by MV Partners from September 2009 through August 2010, and the cash received by the Trust during the year ended December 31, 2009 substantially represents the production by MV Partners from September 2008 through August 2009.

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

        For the years ended December 31, 2009, 2010 and 2011, MV Purchasing purchased 71%, 72% and 74%, respectively, of the production from the underlying properties.

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

        The third quarterly distribution during 2010 was $0.965 per Trust unit and was made on July 23, 2010 to Trust unitholders owning Trust units as of July 15, 2010. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2010 through June 30, 2010. This distribution also included 80% of the $5,627,233 payment received by MV Partners in April 2010 for the sale of oil and gas to Eaglwing, L.P. on and between July 2, 2008 and July 22, 2008 in connection with the SemGroup bankruptcy (see Note I). There were no amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from April 1, 2010 to June 30, 2010.

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

        The first quarterly distribution during 2011 was $ 0.675 per Trust unit and was made on January 25, 2011 to Trust unitholders owning Trust units as of January 18, 2011. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2010 through December 31, 2010. This distribution also included 80% of the $1,274,477 payment received by MV Partners in the fourth quarter of 2010 in connection with the SemGroup bankruptcy (see Note I). There were no amounts paid to MV Partners from hedge contract counterparties for settlements related to the period from October 1, 2010 through December 31, 2010. This distribution also included a payment from MV Partners of $750,000, which had been previously reserved for future capital expenses.

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

        As of December 31, 2011, cumulatively, since inception, MV Oil Trust has received payment for 4,045,467 net barrels of oil equivalent (unaudited).

NOTE G—RELATED PARTY TRANSACTIONS

        The Trust has entered into an administrative services agreement with MV Partners that obligates the Trust, throughout the term of the Trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the Trust relating to the net profits interest. The annual fee was a total of $67,492, $70,191 and $72,999 for 2009, 2010 and 2011, respectively, which will increase by 4% each year. During the years ended December 31, 2009, 2010 and 2011, the Trust paid MV Partners $67,492, $70,191 and $54,749, respectively, for administrative services during calendar years 2009, 2010 and 2011, respectively. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and MV Partners.

        The Trust has entered into a Trust Agreement with the Trustee that obligates the Trust, throughout the term of the Trust, to pay to the Trustee a quarterly fee. The annual fee was a total of $150,000 for each of 2009, 2010 and 2011. The Trust Agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of a majority of the Trust unitholders.

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the first quarter 2009, the Trustee repaid $250,000 borrowed in previous quarters. During the second, third and fourth quarters of 2009 and during 2010 and 2011, the Trust did not borrow any money, and there were no prior borrowings that had not been repaid. Since the Trust uses the modified cash basis of accounting, a liability has not been recorded for any advances from MV Partners. The net advance is shown as an addition to Trust Corpus when the borrowing is made and is shown as a reduction to Trust Corpus when it is repaid.

        In April 2011, MV Partners provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE I—OTHER EVENTS

        As publicly reported, on July 22, 2008, SemCrude, L.P. ("SemCrude") and certain of its affiliates (collectively, the "SemGroup"), including Eaglwing, L.P. ("Eaglwing"), filed voluntarily petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008, after which date further sales to Eaglwing were terminated. In April 2010, MV Partners received payment of $5,627,233, representing 100% of its claims for sales to Eaglwing in July 2008. Because MV Partners received this payment in April 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the second quarter of 2010 and is reflected in the Trust's third quarter of 2010 financial statements.

        Vess Oil Corporation ("Vess Oil") and Murfin Drilling Company, Inc. ("Murfin Drilling"), which are the contract operators of the underlying properties of MV Partners, also filed proofs of claims in the bankruptcy case on a lease by lease basis on their own behalf and on behalf of various working interest owners (inclusive of MV Partners' interests), overriding royalty owners and royalty owners. Vess Oil and Murfin Drilling received funds in late September 2010 for the collection of the sale of oil volumes to SemCrude and Eaglwing for the period between June 1, 2008 and July 1, 2008. Such funds represent the payout on such claims, less certain charges allowed by the bankruptcy court. During the fourth quarter of 2010, MV Partners received payment of $1,274,477, representing its allocable share. Because MV Partners received this payment in the fourth quarter of 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the fourth quarter of 2010 and was reflected in the Trust's first quarter of 2011 financial statements.

        Hedge contracts relating to 30,000 Bbls of oil per month were with SemCrude for each month during 2008. SemCrude owed MV Partners under the hedge contracts for the months of November and December 2008 because the average of the settlement price for each commodity business day in the contract month was below $60.70 and SemCrude did not pay such amounts due. MV Partners did not pay SemCrude approximately $480,717 under the terms of the hedge contract with SemCrude for October 2008, and instead filed a claim with SemCrude that netted the amounts due for SemCrude with the amount due by MV Partners, with a net payment due from SemCrude of approximately $16,000. In accordance with SemGroup's plan of reorganization, in satisfaction of such unsecured claim, MV Partners was issued four shares of Class A common stock of SemGroup Corporation and warrants to purchase five shares of Class A common stock of SemGroup Corporation, at an exercise price per share of $25.00; such warrants expire on November 30, 2014. The trust would be entitled to 80% of the net proceeds received by MV Partners upon a sale of such shares or warrants.

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

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE I—OTHER EVENTS (Continued)

Subsequent event

        The first quarterly distribution for 2012 was $9,545,000, or $0.83 per Trust unit, and was made on January 25, 2012 to Trust unitholders owning Trust units as of January 17, 2012. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2011 through December 31, 2011.

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        The Trust is required to disclose proved reserves in accordance with the SEC's Modernization of Oil and Gas Reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2009, 2010 and 2011 has been presented in accordance with these rules.

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2009, 2010 and 2011 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the managers of MV Partners who operate the underlying properties, in accordance with the SEC's rules and definitions. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil, natural gas, and natural gas liquids reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

        The reserve data below represent estimates only and should not be construed as being exact. Moreover, the discounted values should not be construed as representative of the current market value of the Net Profits Interest. A market value determination would include many additional factors, including: (i) anticipated future oil and gas prices; (ii) the effect of federal income taxes, if any, on the Trust; (iii) an allowance for return on investment; (iv) the effect of governmental legislation; (v) the value of additional potential reserves, not considered proved at present, which may be recovered as a result of further exploration and development activities; and (vi) other business risks.

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

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)
Proved reserves
Balance at December 31, 2008	9,351,859	846,492	33,830
Revisions of previous estimates	86,958	(195,805)	1,426
Production	(755,635)	(68,817)	(4,094)

Balance at December 31, 2009	8,683,182	581,870	31,162

Revisions of previous estimates	305,469	21,720	8,462
Production	(756,497)	(61,955)	(3,391)

Balance at December 31, 2010	8,232,154	541,635	36,233

Revisions of previous estimates	246,355	115,661	(1,192)
Production	(728,847)	(56,350)	(3,247)

Balance at December 31, 2011	7,749,662	600,946	31,794

Proved developed reserves
December 31, 2008	7,997,578	846,492	33,830

December 31, 2009	7,396,975	581,870	31,162

December 31, 2010	7,282,636	541,635	36,233

December 31, 2011	6,813,585	600,946	31,794

Proved undeveloped reserves
December 31, 2008	1,354,281	—	—

December 31, 2009	1,286,207	—	—

December 31, 2010	949,518	—	—

December 31, 2011	936,077	—	—

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Estimates of future net cash flows from proved reserves of crude oil, natural gas, and natural gas liquids are computed using the average, first-day-of-the-month price during the 12-month period for 2009, 2010 and 2011.

	2009	2010	2011
Future cash inflows	$471,675,150	$599,119,450	$694,150,100
Future costs
Production	(208,693,575)	(215,522,675)	(226,081,450)
Development	(12,843,200)	(10,534,800)	(10,426,800)

Future net cash flows	250,138,375	373,061,975	457,641,850
Less 10% discount factor	(103,272,462)	(148,162,450)	(178,049,325)

Standardized measure of discounted future net cash flows	$146,865,913	$224,899,525	$279,592,525

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

	2009	2010	2011
Standardized measure at beginning of year	$79,864,582	$146,865,913	$224,899,525
Net proceeds to the Trust	(19,024,707)	(32,526,516)	(40,335,084)
Net 2008 fourth quarter deficiency settled in January 2009	(4,839,426)	—	—
Net payments made to settle hedge contracts	(3,133,176)	(5,892,417)	(3,017,030)
Payments made to settle 2008 fourth quarter hedge contracts made in January 2009	10,207,118	—	—
Amounts received to settle hedges and other derivatives	4,652,180	14,546	—

Net proceeds to the Trust, exclusive of net payments made to settle hedge contracts	(12,138,011)	(38,404,387)	(43,352,114)
Net changes in price and production costs	68,625,211	77,792,205	63,347,878
Changes in estimated future development costs	(630,763)	(335,430)	(666,562)
Development costs incurred during the year	1,806,000	1,907,600	792,000
Revisions of quantity estimates	1,611,198	8,689,760	9,009,914
Accretion of discount	7,986,458	14,686,591	22,489,953
Changes in production rates, timing and other	(258,762)	13,697,273	3,071,831

Standardized measure at end of year	$146,865,913	$224,899,525	$279,592,425

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

        The average, first-day-of-the-month price during the 12-month period for 2009, 2010 and 2011 used in determining future net revenues related to the standardized measure calculation are as follows:

	2009	2010	2011
Oil (per Bbl)	$53.96	$72.33	$89.09
Gas (per Mcf)	$3.51	$3.97	$3.97
NGL (per Bbl)	$33.87	$42.41	$42.33

NOTE L—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2011:
Income from net profits interest and hedge and other derivative activities	$7,941	$9,683	$12,195	$10,766
Distributable income	$7,763	$9,430	$11,845	$10,638
Distributions per unit	$0.6750	$0.8200	$1.0300	$0.9250
2010:
Income from net profits interest and hedge and other derivative activities	$6,789	$7,150	$11,315	$7,272
Distributable income	$6,613	$6,958	$11,098	$7,015
Distributions per unit	$0.5750	$0.6050	$0.9650	$0.6100

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

        Due to the contractual arrangements of (i) the trust agreement and (ii) the conveyance of the net profits interest, the trustee relies on (A) information provided by MV Partners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the trust's independent reserve engineers. See Item 1A. Risk Factors "—The trust and the public trust unitholders have no voting or managerial rights with respect to MV Partners, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties" in this Form 10-K, and "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations" for a description of certain risks relating to these arrangements and reliance on information when reported by MV Partners to the trustee and recorded in the trust's results of operations.

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 31, 2011, there has been no change in the trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee's internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

        As of December 31, 2011, the trustee assessed the effectiveness of the trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

        Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements of the trust included in this annual report on Form 10-K, has also audited the effectiveness of the trust's internal control over financial reporting as of December 31, 2011, as stated in their accompanying report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
MV Oil Trust

        We have audited MV Oil Trust's (the "Trust") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        In our opinion, MV Oil Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and trust corpus of MV Oil Trust as of December 31, 2010 and 2011, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Wichita, Kansas
March 14, 2012

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the trust units to file with the SEC reports regarding their ownership and changes in ownership of the trust units. The trustee believes that, during 2011, the trust's 10 percent unitholders complied with all Section 16(a) filing requirements. In making these statements, the trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the trust.

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

Item 11.    Executive Compensation.

        During the year ended December 31, 2011, the trustee received compensation from the trust in the amount of $150,000. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 12, 2012 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
MV Energy, LLC(2)	2,875,000	25.0%
VAP-I, LLC(2)	1,437,500	12.5%

(1)
Based on 11,500,000 trust units outstanding as of March 12, 2012.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Under the terms of the Conveyance governing the net profits interest, MV Partners is obligated to make certain payments to the trust on a quarterly basis. Please see "Item 1. Business—Computation of Net Proceeds" for more information about these agreements.

Administrative Services Agreement

        The trust has entered into an administrative services agreement with MV Partners that obligates the trust, throughout the term of the trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the trust relating to the net profits interest. The annual fee was a total of $72,999 for 2011, which will increase by 4% each year. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and MV Partners.

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

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2010 and 2011 and fees billed for other services rendered by Grant Thornton LLP.

	2010	2011
Audit fees	$210,000	$200,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$210,000	$200,000

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

March 14, 2012

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