Form 10-Q
period 2012-03-31
MV Oil Trust
filed 2012-05-08
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 1-33219

MV OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware	06-6554331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

1-855-802-1094
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

         As of May 3, 2012, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MV OIL TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three months ended March 31,
	2012	2011
Income from net profits interest	$9,654,528	$7,941,122
Cash on hand used for Trust expenses	164,321	14,488
General and administrative expenses(1)	(273,849)	(193,110)

Distributable income	$9,545,000	$7,762,500

Distributions per unit (11,500,000 units issued and outstanding at March 31, 2012 and 2011)	$0.830	$0.675

(1)
Includes $37,230 and $18,250 paid to MV Partners, LLC during the three months ended March 31, 2012 and 2011, respectively, and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended March 31, 2012 and 2011.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$110,895	$275,216
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(18,215,427)	(17,467,236)

Total assets	$32,279,143	$33,191,655

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at March 31, 2012 and December 31, 2011	$32,279,143	$33,191,655

MV OIL TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three months ended March 31,
	2012	2011
Trust corpus, beginning of period	$33,191,655	$36,121,659
Income from net profits interest	9,654,528	7,941,122
Cash distributions	(9,545,000)	(7,762,500)
Trust expenses	(273,849)	(193,110)
Amortization of net profits interest	(748,191)	(788,590)

Trust corpus, end of period	$32,279,143	$35,318,581

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

        The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee or the Delaware Trustee as a lender provided the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself and make other short-term investments with the funds distributed to the Trust.

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2012 and for the three month periods ended March 31, 2012 and March 31, 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Presentation (Continued)

Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2011.

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

        No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2012 that would impact the financial statements of the Trust.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended March 31,
	2012	2011
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$12,068,160	$8,988,903
Times net profits interest over the term of the Trust	80%	80%

Income from net profits interest before reserve adjustments	9,654,528	7,191,122
MV Partners reserve for future capital expenditures(2)	—	750,000

Income from net profits interest(3)	$9,654,528	$7,941,122

(1)
Per terms of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Per terms of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three months ended March 31, 2012, MV Partners did not withhold or release any dollar amounts due to the Trust. During the three months ended March 31, 2011, MV Partners released and paid to the Trust $750,000 reserved for future capital expenditures. The reserve balance was $500,000 at March 31, 2012 and $0 at March 31, 2011.

(3)
The income from net profits interest is based on the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the quarter ended March 31, 2012 substantially represents the production by MV Partners from September 2011 through November 2011 and the cash received by the Trust during

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Income from Net Profits Interest (Continued)

  the quarter ended March 31, 2011 substantially represents the production by MV Partners from September 2010 through November 2010.

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

          For the quarters ended March 31, 2012 and 2011, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

          Vess Oil Corporation ("Vess Oil") and Murfin Drilling Company, Inc. ("Murfin Drilling"), which are the contract operators of the underlying properties of MV Partners, filed proofs of claims in the bankruptcy case of SemCrude, L.P. ("SemCrude") and certain of its affiliates (collectively, the "SemGroup"), including Eaglwing, L.P. ("Eaglwing"), on a lease by lease basis on their own behalf and on behalf of various working interest owners (inclusive of MV Partners' interests), overriding royalty owners and royalty owners. Vess Oil and Murfin Drilling received funds in late September 2010 for the collection of the sale of oil volumes to SemCrude and Eaglwing for the period between June 1, 2008 and July 1, 2008. Such funds represent the payout on such claims, less certain charges allowed by the bankruptcy court. During the fourth quarter of 2010, MV Partners received payment of $1,274,477,

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Distributions to Unitholders (Continued)

  representing its allocable share. Because MV Partners received this payment in the fourth quarter of 2010, such amount was included in the calculation of net proceeds attributable to the net profits interest of the Trust for the fourth quarter of 2010 and was reflected in the Trust's first quarter of 2011 financial statements.

          The first quarterly distribution during 2012 was $0.83 per Trust unit and was made on January 25, 2012 to Trust unitholders owning Trust units as of January 17, 2012. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2011 through December 31, 2011.

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

  Note 8—Advance for Trust Expenses

          Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the quarters ended March 31, 2012 and 2011, there were no borrowings or amounts owed for money borrowed in previous quarters. In April 2011, MV Partners provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

  Note 9—Subsequent Events

          The second quarterly distribution during 2012 was $1.02 per Trust unit and was made on April 25, 2012 to Trust unitholders owning Trust units as of April 16, 2012. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2012 through March 31, 2012, and reflects a $250,000 reserve established by MV Partners for future capital expenditures.

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

Results of Operations for the Quarters Ended March 31, 2012 and 2011

        The cash received by the Trust from MV Partners during the quarter ended March 31, 2012 substantially represents the production by MV Partners from September 2011 through November 2011. The cash received by the Trust during the quarter ended March 31, 2011 substantially represents the production by MV Partners from September 2010 through November 2010. The revenues from oil production are typically received by MV Partners one month after production. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $3,079,257 to $12,068,160 for the three months ended December 31, 2011 from $8,988,903 for the three months ended December 31, 2010. Included in these amounts are payments to settle hedges totaling $0 during the three months ended December 31, 2011 and $2,484,850 during the three months ended December 31, 2010, which resulted in a total cash receipts over cash disbursements of $12,068,160 and $8,988,903, respectively. The Trust's net profits interest (80%) of these totals are $9,654,528 and $7,191,122, respectively. MV Partners released no funds reserved for future capital expenditures during the three months ended March 31, 2012 and $750,000 for the three months ended March 31, 2011, which resulted in total cash proceeds received by the Trust of $9,654,528 and $7,941,122 for the three months ended March 31, 2012 and 2011, respectively. The cash proceeds received by the Trust for the three months ended March 31, 2011 also included 80% of the $1,274,477 payment received by MV Partners in the fourth quarter of 2010 in connection with the SemGroup bankruptcy. See "—Other Events."

        The Trustee paid general and administrative expenses of $273,849 and $193,110 for the quarters ended March 31, 2012 and 2011, respectively. The distributable income for the quarter ended March 31, 2012 was $9,545,000, an increase of $1,782,500 from a distributable income of $7,762,500 for the quarter ended March 31, 2011.

        The average price received for crude oil sold was $83.08 per Bbl and the average price received for natural gas sold was $3.78 per Mcf for the period from October 1, 2011 through December 31, 2011. The average price received for crude oil sold was $79.14 per Bbl and the average price received for natural gas sold was $3.42 per Mcf for the period from October 1, 2010 through December 31, 2010.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from October 1, 2011 through December 31, 2011 were 181,396 Bbls of oil, 15,412 Mcf of natural gas and 785 Bbls of natural gas liquids for a total equivalent barrels of oil of 184,475.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from October 1, 2010 through December 31,

2010 were 185,523 Bbls of oil, 12,707 Mcf of natural gas and 922 Bbls of natural gas liquids for a total equivalent barrels of oil of 188,240.

        As noted above, the amounts included in the accompanying financial statements for the Trust's quarter ended March 31, 2012 reflect cash received by the Trust during the quarter. Such cash is primarily derived from production by MV Partners from September 2011 through November 2011. MV Partners distributed cash to the Trust in April 2012 that will be reflected in the Trust's financial statements for the quarter ending June 30, 2012. The cash distributed to the Trust in April 2012 was primarily derived from production by MV Partners from December 2011 through February 2012. The discussion below relates to cash received by MV Partners during the quarters ended March 31, 2012 and 2011 and distributed to the Trust in April 2012 and 2011, respectively. Such distribution to the Trust in April 2012 will be reflected in the Trust's financial statements for the quarter ending June 30, 2012.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $3,073,105 to $15,176,629 for the period from January 1, 2012 through March 31, 2012 from $12,103,524 for the period from January 1, 2011 through March 31, 2011. Such increase was primarily attributable to increases in realized prices for crude oil sold. The Trust's net profits interest (80%) of these totals were $12,141,303 and $9,682,819, respectively, which was decreased by a Trust holdback for future expenses of $161,303 for the quarter ending June 30, 2012 and $252,819 for the quarter ended June 30, 2011, resulting in distributable income of $11,730,000 and $9,430,000 for the quarters ending June 30, 2012 and 2011, respectively.

        The average price received for crude oil sold was $93.53 per Bbl and the average price received for natural gas sold was $3.23 per Mcf for the period from January 1, 2012 through March 31, 2012. The average price received for crude oil sold was $82.52 per Bbl and the average price received for natural gas sold was $3.53 per Mcf for the period from January 1, 2011 through March 31, 2011.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from January 1, 2012 through March 31, 2012 were 181,026 Bbls of oil, 7,466 Mcf of natural gas and 687 Bbls of natural gas liquids for a total equivalent barrels of oil of 182,717.

        The overall production sales volumes collected attributable to the 80% net profits interest that is for the oil and gas production collected during the period from January 1, 2011 through March 31, 2011 were 181,658 Bbls of oil, 16,352 Mcf of natural gas and 831 Bbls of natural gas liquids for a total equivalent barrels of oil of 184,923.

        For the quarters ended March 31, 2012 and 2011, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

Liquidity and Capital Resources

        Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust's expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of March 31, 2012, $111,000 was held by the trustee as such a reserve. The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the quarters ended March 31, 2011 and 2012, there were no borrowings. During each of 2010 and 2011, MV Partners made no advances to the trust for trust expenses. In April 2011, MV Partners provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

        Income to the Trust from the net profits interest is based on the calculation and definitions of "gross proceeds" and "net proceeds" contained in the conveyance.

        As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. MV Partners withheld $250,000 from the dollar amount otherwise distributable to the Trust during April 2012 in order to re-establish such a capital reserve.

        The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust's liquidity or the availability of capital resources.

Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although MV Partners advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2011, including under the section "Item 1A. Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

        Due to the contractual arrangements of (i) the Trust Agreement and (ii) the conveyance of the net profits interest, the Trustee relies on (A) information provided by MV Partners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See "Risk Factors—The trust and the public trust unitholders have no voting or managerial rights with respect to MV Partners, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2011, and "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" in the Trust's Annual Report on Form 10-K for the year ended December 31, 2011, for a description of certain risks relating to these arrangements and reliance on information when reported by MV Partners to the Trustee and recorded in the Trust's results of operations.

        Changes in Internal Control over Financial Reporting.    During the quarter ended March 31, 2012, there was no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        There have not been any material changes from the risk factors previously disclosed in the Trust's response to Item 1A. to Part 1 of its Form 10-K for the year ended December 31, 2011.

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

Date: May 8, 2012

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

10

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