Form 10-Q
period 2012-06-30
MV Oil Trust
filed 2012-08-08
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 1-33219

MV OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware	06-6554331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

         As of August 3, 2012, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MV OIL TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income from net profits interest	$11,891,303	$9,682,819	$21,545,831	$17,623,941
Cash on hand used for Trust expenses	106,391	18,351	270,712	32,839
General and administrative expenses(1)	(267,694)	(271,170)	(541,543)	(464,280)

Distributable income	$11,730,000	$9,430,000	$21,275,000	$17,192,500

Distributions per Trust unit (11,500,000 Trust units issued and outstanding at June 30, 2012 and 2011)	$1.020	$0.820	$1.850	$1.495

(1)
Includes $18,980 and $0 paid to MV Partners, LLC during the three months ended June 30, 2012 and 2011, respectively, and $56,209 and $18,250 during the six months ended June 30, 2012 and 2011, respectively. Also includes $37,600 and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during the three months ended June 30, 2012 and 2011, respectively, and $75,100 and $75,000 during the six months ended June 30, 2012 and 2011, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$4,504	$275,216
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(18,956,487)	(17,467,236)

Total assets	$31,431,692	$33,191,655

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at June 30, 2012 and December 31, 2011	$31,431,692	$33,191,655

MV OIL TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Trust corpus, beginning of period	$32,279,143	$35,318,581	$33,191,655	$36,121,659
Income from net profits interest	11,891,303	9,682,819	21,545,831	17,623,941
Cash distributions	(11,730,000)	(9,430,000)	(21,275,000)	(17,192,500)
Trust expenses	(267,694)	(271,170)	(541,543)	(464,280)
Amortization of net profits interest	(741,060)	(774,714)	(1,489,251)	(1,563,304)

Trust corpus, end of period	$31,431,692	$34,525,516	$31,431,692	$34,525,516

The accompanying notes are an integral part of these condensed financial statements.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization of the Trust

        MV Oil Trust (the "Trust") is a statutory trust formed on August 3, 2006, under the Delaware Statutory Trust Act pursuant to a trust agreement dated August 3, 2006 (as amended and restated on January 24, 2007, the "Trust Agreement") among MV Partners, LLC, a Kansas limited liability company ("MV Partners"), as trustor, The Bank of New York Mellon Trust Company, N.A., as trustee (the "Trustee"), and Wilmington Trust Company, as Delaware trustee (the "Delaware Trustee").

        The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders pursuant to a conveyance from MV Partners to the Trust. The term net profits interest represents the right to receive 80% of the net proceeds (calculated as described below in Note 5) from production from the underlying properties (as defined below) (the "net profits interest"). The net profits interest consists of MV Partners' net interests in all of its oil and natural gas properties located in the Mid-Continent region in the states of Kansas and Colorado (the "underlying properties"). The underlying properties include approximately 1,000 producing oil and gas wells.

        The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners' interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (MMBoe) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust's 80% net profits interest), and the Trust will soon thereafter wind up its affairs and terminate.

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

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

        The preparation of financial statements requires estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Presentation (Continued)

financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes that such information includes all of the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2011.

Note 3—Trust Accounting Policies

        The Trust uses the modified cash basis of accounting to report Trust receipts of the term net profits interest and payments of expenses incurred. The term net profits interest represents the right to receive revenues (oil, gas and natural gas liquid sales net of any payments made in connection with the settlement of hedge contracts) less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment costs and lease development expenses (which are capitalized in financial statements prepared in accordance with generally accepted accounting principles) of the underlying properties times 80% (term net profits interest percentage). Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust's net profits interest. Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to MV Partners and out-of-pocket expenses, are recognized when paid. Under accounting principles generally accepted in the United States of America, revenues and expenses would be recognized on an accrual basis. Amortization of the investment in net profits interest is recorded on a unit-of-production method in the period in which the cash is received with respect to such production. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus.

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

        No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2012 that would impact the financial statements of the Trust.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$15,176,629	$12,103,524	$27,244,789	$21,092,427
Times net profits interest over the term of the Trust	80%	80%	80%	80%

Income from net profits interest before reserve adjustments	12,141,303	9,682,819	21,795,831	16,873,941
MV Partners reserve for future capital expenditures(2)	(250,000)	—	(250,000)	750,000

Income from net profits interest(3)	$11,891,303	$9,682,819	$21,545,831	$17,623,941

(1)
Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three and six months ended June 30, 2012, MV Partners withheld $250,000 for future capital expenditures. During the three and six months ended June 30, 2011, MV Partners released and paid to the Trust $0 and $750,000, respectively, reserved for future capital expenditures. The reserve balance was $750,000 at June 30, 2012 and $0 at June 30, 2011.

(3)
The income from net profits interest is based on the cash receipts from MV Partners from the sale of oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended June 30, 2012 substantially represents the production by MV Partners from December 2011 through February 2012 and the cash received by the Trust during the three months ended June 30, 2011 substantially represents the production by MV Partners from December 2010 through February 2011. The cash received by the Trust during the six months ended June 30, 2012 substantially represents the production by MV Partners from September 2011 through February 2012 and the cash received by the Trust during

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Income from Net Profits Interest (Continued)

  the six months ended June 30, 2011 substantially represents the production by MV Partners from September 2010 through February 2011.

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

          For the three and six month periods ended June 30, 2012 and 2011, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

  Note 8—Advance for Trust Expenses

          Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2012 and 2011, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

  Note 9—Subsequent Event

          The third quarterly distribution during 2012 was $0.95 per Trust unit and was made on July 25, 2012 to Trust unitholders owning Trust units as of July 16, 2012. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2012 through June 30, 2012, and reflects a release of $600,000 of the reserve established by MV Partners for future capital expenditures.

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

Results of Operations for the Quarters Ended June 30, 2012 and 2011

        The cash received by the Trust from MV Partners during the quarter ended June 30, 2012 substantially represents the production by MV Partners from December 2011 through February 2012. The cash received by the Trust during the quarter ended June 30, 2011 substantially represents the production by MV Partners from December 2010 through February 2011. The revenues from oil production are typically received by MV Partners one month after production. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $3,073,105 to $15,176,629 for the period from January 1, 2012 through March 31, 2012 from $12,103,524 for the period from January 1, 2011 through March 31, 2011. Such increase was primarily attributable to increases in realized prices for crude oil sold. The Trust's net profits interest (80%) of these totals were $12,141,303 and $9,682,819, respectively, which was decreased by a Trust holdback for future expenses of $161,303 for the quarter ended June 30, 2012 and $252,819 for the quarter ended June 30, 2011, resulting in distributable income of $11,730,000 and $9,430,000 for the quarters ended June 30, 2012 and 2011, respectively.

        The Trustee paid general and administrative expenses of $267,694 and $271,170 for the quarters ended June 30, 2012 and 2011, respectively. The distributable income for the quarter ended June 30, 2012 was $11,730,000, an increase of $2,300,000 from a distributable income of $9,430,000 for the quarter ended June 30, 2011.

        The average price received for crude oil sold was $93.53 per Bbl and the average price received for natural gas sold was $3.23 per Mcf for the period from January 1, 2012 through March 31, 2012. The average price received for crude oil sold was $82.52 per Bbl and the average price received for natural gas sold was $3.53 per Mcf for the period from January 1, 2011 through March 31, 2011.

        The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the period from January 1, 2012 through March 31, 2012 were 181,026 Bbls of oil, 7,466 Mcf of natural gas and 687 Bbls of natural gas liquids for a total of 182,717 barrels of oil equivalent.

        The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the period from January 1, 2011 through March 31, 2011 were 181,658 Bbls of oil, 16,352 Mcf of natural gas and 831 Bbls of natural gas liquids for a total of 184,923 barrels of oil equivalent.

        As noted above, the amounts included in the accompanying financial statements for the Trust's quarter ended June 30, 2012 reflect cash received by the Trust during the quarter. Such cash is primarily derived from production by MV Partners from December 2011 through February 2012. MV Partners distributed cash to the Trust in July 2012 that will be reflected in the Trust's financial statements for the quarter ending September 30, 2012. The cash distributed to the Trust in July 2012 was primarily derived from production by MV Partners from March 2012 through May 2012. The discussion below relates to cash received by MV Partners during the quarters ended June 30, 2012 and 2011 and distributed to the Trust in July 2012 and 2011, respectively. Such distribution to the Trust in July 2012 will be reflected in the Trust's financial statements for the quarter ending September 30, 2012.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased $2,709,457 to $13,158,967 for the period from April 1, 2012 through June 30, 2012 from $15,868,424 for the period from April 1, 2011 through June 30, 2011. Such decrease was primarily attributable to decreases in realized prices for crude oil sold. The Trust's net profits interest of these totals were $10,527,173 and $12,694,739, respectively, which was decreased by a Trust holdback for future expenses of $202,173 for the quarter ending September 30, 2012 and $349,739 for the quarter ended September 30, 2011. MV Partners also released and paid to the Trust $600,000 of the reserve for future capital expenditures during the quarter ending September 30, 2012, resulting in distributable income of $10,925,000 and $11,845,000 for the quarters ending September 30, 2012 and 2011, respectively.

        The average price received for crude oil sold was $94.76 per Bbl and the average price received for natural gas sold was $2.18 per Mcf for the period from April 1, 2012 through June 30, 2012. The average price received for crude oil sold was $97.87 per Bbl while the average price received for natural gas sold was $3.89 per Mcf for the period from April 1, 2011 through June 30, 2011.

        The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the period from April 1, 2012 through June 30, 2012 were 181,130 Bbls of oil, 13,093 Mcf of natural gas and 756 Bbls of natural gas liquids for a total of 183,803 barrels of oil equivalent.

        The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the period from April 1, 2011 through June 30, 2011 were 187,518 Bbls of oil, 13,709 Mcf of natural gas and 896 Bbls of natural gas liquids for a total of 190,385 barrels of oil equivalent.

        For the quarters ended June 30, 2012 and 2011, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

        As noted above, the revenues from oil production are typically received by MV Partners one month after production, thus the cash received by the Trust during the six months ended June 30, 2012 substantially represents the production by MV Partners from September 2011 through February 2012 and the cash received by the Trust during the six months ended June 30, 2011 substantially represents the production by MV Partners from September 2010 through February 2011. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $6,152,362 to $27,244,789 for the period from October 1, 2011 through March 31, 2012 from $21,092,427 for the period from October 1, 2010 through March 31, 2011. Included in these amounts are payments to settle hedges totaling $0 and $3,771,286, respectively. The increase for the period ended March 31, 2012 compared to the period ended March 31, 2011 is primarily attributable to higher realized prices for unhedged volumes of oil for the 2012 period compared to the 2011 period. The Trust's portion (80%) of these totals were $21,795,831 and $16,873,941, respectively. MV Partners withheld $250,000 and released $750,000 reserved for future capital expenditures during the six months ended June 30, 2012 and 2011, respectively, which resulted in a total cash proceeds received by the Trust of $21,545,831 and $17,623,941 for the six months ended June 30, 2012 and 2011, respectively. The cash proceeds received by the Trust for the six months ended June 30, 2011 also included 80% of the $1,274,477 payment received by MV Partners in the fourth quarter of 2010 in connection with the SemGroup bankruptcy. See Note 7 of the Notes to Condensed Financial Statements.

        The Trustee paid general and administrative expenses of $541,543 and $464,280 for the six months ended June 30, 2012 and 2011, respectively. The distributable income for the six months ended June 30, 2012 was $21,275,000, an increase of $4,082,500 from distributable income of $17,192,500 for the six months ended June 30, 2011.

        The average price received for crude oil sold was $88.30 per Bbl while the average price received for natural gas sold was $3.52 per Mcf for the period from October 1, 2011 through March 31, 2012. The average price received for crude oil sold was $80.81 per Bbl while the average price received for natural gas sold was $3.48 per Mcf for the period from October 1, 2010 through March 31, 2011.

        The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the six months ended June 30, 2012 were 362,422 Bbls of oil, 22,878 Mcf of natural gas and 1,472 Bbls of natural gas liquids for a total of 367,192 barrels of oil equivalent.

        The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the six months ended June 30, 2011 were 367,181 Bbls of oil, 29,059 Mcf of natural gas and 1,753 Bbls of natural gas liquids for a total of 373,163 barrels of oil equivalent.

        As noted above, the amounts reflected in the accompanying financial statements for the Trust's six month period ended June 30, 2012 reflect cash received by the Trust during such six month period. Such cash is primarily derived from production by MV Partners from September 2011 through February 2012. MV Partners distributed cash to the Trust in July 2012 that will be reflected in the Trust's financial statements for the nine months ending September 30, 2012. The cash distributed to the Trust in July 2012 is primarily derived from production of the underlying properties from March 2012 through May 2012. The discussion below relates to cash received by MV Partners during the six months ended June 30, 2012 and 2011 and distributed to the Trust in April and July 2012 and 2011, respectively.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $363,648 to $28,335,596 for the six months ended June 30, 2012 from $27,971,948 for the six months ended June 30, 2011. Included in these amounts are payments to settle hedges totaling $0 and $1,286,436, respectively. There were no amounts received to settle hedges for the six months ended June 30, 2012 or the six months ended June 30, 2011, which resulted in total cash receipts over cash disbursements of $28,335,596 and $27,971,948, respectively. The Trust's portion (80%) of these totals were $22,668,476 and $22,377,558, respectively, which was decreased by a Trust holdback for future expenses of $363,476 and $602,558 for the six months ending September 30, 2012 and 2011, respectively. MV Partners also released a net of $350,000 and withheld

$500,000 of the reserve for future capital expenditures during the six months ended September 30, 2012 and 2011, respectively, resulting in distributable income of $22,655,000 and $21,275,000 for the six months ended September 30, 2012 and 2011, respectively.

        The average price received for crude oil sold was $94.15 per Bbl while the average price received for natural gas sold was $2.72 per Mcf for the six months ended June 30, 2012. The average price received for crude oil sold was $90.32 per Bbl while the average price received for natural gas sold was $3.69 per Mcf for the six months ended June 30, 2011.

        The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the six months ended June 30, 2012 were 362,156 Bbls of oil, 20,559 Mcf of natural gas and 1,443 Bbls of natural gas liquids for a total of 366,521 barrels of oil equivalent.

        The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the six months ended June 30, 2011 were 369,175 Bbls of oil, 30,061 Mcf of natural gas and 1,727 Bbls of natural gas liquids for a total of 375,308 barrels of oil equivalent.

Liquidity and Capital Resources

        Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust's expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of June 30, 2012, $4,500 was held by the trustee as such a reserve. The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and six months ended June 30, 2012 and 2011, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

        Income to the Trust from the net profits interest is based on the calculation and definitions of "gross proceeds" and "net proceeds" contained in the conveyance.

        As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. MV Partners withheld $250,000 from the dollar amount otherwise distributable to the Trust during April 2012 and released $600,000 during July 2012 in accordance with the capital reserve.

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

        Changes in Internal Control over Financial Reporting.    During the quarter ended June 30, 2012, there was no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        There have not been any material changes from the risk factors previously disclosed in the Trust's response to Item 1A. to Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.    Exhibits.

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

Date: August 8, 2012

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