Form 10-Q
period 2012-09-30
MV Oil Trust
filed 2012-11-08
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 1-33219

MV OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware	06-6554331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

         As of November 2, 2012, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MV OIL TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Income from net profits interest	$11,127,173	$12,194,739	$32,673,004	$29,818,680
Cash on hand used for (withheld for) Trust expenses	(8,132)	(192,036)	262,580	(159,197)
General and administrative expenses(1)	(194,041)	(157,703)	(735,584)	(621,983)

Distributable income	$10,925,000	$11,845,000	$32,200,000	$29,037,500

Distributions per Trust unit (11,500,000 Trust units issued and outstanding at September 30, 2012 and 2011)	$0.950	$1.030	$2.80	$2.525

(1)
Includes $18,980 and $36,500 paid to MV Partners, LLC during the three months ended September 30, 2012 and 2011, respectively, and $75,189 and $54,749 during the nine months ended September 30, 2012 and 2011, respectively. Also includes $37,500 and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during the three months ended September 30, 2012 and 2011, respectively, and $112,600 and $112,500 during the nine months ended September 30, 2012 and 2011, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$12,636	$275,216
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(19,701,940)	(17,467,236)

Total assets	$30,694,371	$33,191,655

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at September 30, 2012 and December 31, 2011	$30,694,371	$33,191,655

MV OIL TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Trust corpus, beginning of period	$31,431,692	$34,525,516	$33,191,655	$36,121,659
Income from net profits interest	11,127,173	12,194,739	32,673,004	29,818,680
Cash distributions	(10,925,000)	(11,845,000)	(32,200,000)	(29,037,500)
Trust expenses	(194,041)	(157,703)	(735,584)	(621,983)
Amortization of net profits interest	(745,453)	(797,596)	(2,234,704)	(2,360,900)

Trust corpus, end of period	$30,694,371	$33,919,956	$30,694,371	$33,919,956

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

        The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners' interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (MMBoe) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust's net profits interest), and the Trust will soon thereafter wind up its affairs and terminate.

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

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Trust Accounting Policies (Continued)

        No new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2012 that would impact the financial statements of the Trust.

Note 4—Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of the conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$13,158,967	$15,868,424	$40,403,756	$36,960,851
Times net profits interest over the term of the Trust	80%	80%	80%	80%

Income from net profits interest before reserve adjustments	10,527,173	12,694,739	32,323,004	29,568,680
MV Partners reserve for future capital expenditures(2)	600,000	(500,000)	350,000	250,000

Income from net profits interest(3)	$11,127,173	$12,194,739	$32,673,004	$29,818,680

(1)
Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three months ended September 30, 2012, MV Partners released and paid to the Trust $600,000 of the reserve for future capital expenditures. During the nine months ended September 30, 2012, MV Partners released and paid to the Trust a net of $350,000 reserved for future capital expenditures. During the three months ended September 30, 2011, MV Partners withheld $500,000 of the reserve for future capital expenditures. During the nine months ended September 30, 2011, MV Partners released and paid to the Trust a net of $250,000 reserved for future capital expenditures. The reserve balance was $150,000 at September 30, 2012 and $500,000 at September 30, 2011.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Income from Net Profits Interest (Continued)

(3)
The income from net profits interest is based on the cash receipts from MV Partners from the sale of oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended September 30, 2012 substantially represents the production by MV Partners from March 2012 through May 2012 and the cash received by the Trust during the three months ended September 30, 2011 substantially represents the production by MV Partners from March 2011 through May 2011. The cash received by the Trust during the nine months ended September 30, 2012 substantially represents the production by MV Partners from September 2011 through May 2012 and the cash received by the Trust during the nine months ended September 30, 2011 substantially represents the production by MV Partners from September 2010 through May 2011.

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

        For the three and nine month periods ended September 30, 2012 and 2011, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

Note 8—Advance for Trust Expenses

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and nine months ended September 30, 2012 and 2011, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Event

        The fourth quarterly distribution during 2012 was $0.75 per Trust unit and was made on October 25, 2012 to Trust unitholders owning Trust units as of October 15, 2012. Such distribution included the net proceeds of production collected by MV Partners from July 1, 2012 through September 30, 2012.

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

Results of Operations for the Quarters Ended September 30, 2012 and 2011

        The cash received by the Trust from MV Partners during the quarter ended September 30, 2012 substantially represents the production by MV Partners from March 2012 through May 2012. The cash received by the Trust during the quarter ended September 30, 2011 substantially represents the production by MV Partners from March 2011 through May 2011. The revenues from oil production are typically received by MV Partners one month after production. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased $2,709,457 to $13,158,967 for the period from April 1, 2012 through June 30, 2012 from $15,868,424 for the period from April 1, 2011 through June 30, 2011. Such decrease was primarily attributable to decreases in realized prices for crude oil sold and an increase in lease maintenance and development due to the timing of projects. The Trust's net profits interest of these totals were $10,527,173 and $12,694,739, respectively, which was decreased by a Trust holdback for future expenses of $202,173 for the quarter ended September 30, 2012 and $349,739 for the quarter ended September 30, 2011. MV Partners also released and paid to the Trust $600,000 of the reserve for future capital expenditures during the quarter ended September 30, 2012, resulting in distributable income of $10,925,000 and $11,845,000 for the quarters ended September 30, 2012 and 2011, respectively.

        The Trustee paid general and administrative expenses of $194,041 and $157,703 for the quarters ended September 30, 2012 and 2011, respectively. The distributable income for the quarter ended September 30, 2012 was $10,925,000, a decrease of $920,000 from a distributable income of $11,845,000 for the quarter ended September 30, 2011.

        The average price received for crude oil sold was $94.76 per Bbl and the average price received for natural gas sold was $2.18 per Mcf for the period from April 1, 2012 through June 30, 2012. The average price received for crude oil sold was $97.87 per Bbl while the average price received for natural gas sold was $3.89 per Mcf for the period from April 1, 2011 through June 30, 2011.

        The overall production sales volumes attributable to the net profits interest that is for the oil and gas production collected during the period from April 1, 2012 through June 30, 2012 were 181,130 Bbls of oil, 13,093 Mcf of natural gas and 756 Bbls of natural gas liquids for a total of 183,803 barrels of oil equivalent.

        The overall production sales volumes attributable to the net profits interest that is for the oil and gas production collected during the period from April 1, 2011 through June 30, 2011 were 187,518 Bbls of oil, 13,709 Mcf of natural gas and 896 Bbls of natural gas liquids for a total of 190,385 barrels of oil equivalent.

        As noted above, the amounts included in the accompanying financial statements for the Trust's quarter ended September 30, 2012 reflect cash received by the Trust during the quarter. Such cash is primarily derived from production by MV Partners from March 2012 through May 2012. MV Partners distributed cash to the Trust in October 2012 that will be reflected in the Trust's financial statements for the year ending December 31, 2012. The cash distributed to the Trust in October 2012 was primarily derived from production by MV Partners from June 2012 through August 2012. The discussion below relates to cash received by MV Partners during the quarters ended September 30, 2012 and 2011 and distributed to the Trust in October 2012 and 2011, respectively. Such distribution to the Trust in October 2012 will be reflected in the Trust's financial statements for the year ending December 31, 2012.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased $2,375,553 to $11,082,451 for the period from July 1, 2012 through September 30, 2012 from $13,458,004 for the period from July 1, 2011 through September 30, 2011. Such decrease was primarily attributable to decreases in realized prices for crude oil sold and an increase in lease maintenance and development costs. The Trust's net profits interest of these totals were $8,865,961 and $10,766,403, respectively, which was decreased by a Trust holdback for future expenses of $240,961 for the quarter ending December 31, 2012 and $128,903 for the quarter ended December 31, 2011. There were no amounts withheld by MV Partners or paid to the Trust in accordance with the reserve for future capital expenditures during the quarter ending December 31, 2012 or 2011, resulting in distributable income of $8,625,000 and $10,637,500 for the quarters ending December 31, 2012 and 2011, respectively.

        The average price received for crude oil sold was $81.74 per Bbl and the average price received for natural gas sold was $2.12 per Mcf for the period from July 1, 2012 through September 30, 2012. The average price received for crude oil sold was $86.09 per Bbl while the average price received for natural gas sold was $2.71 per Mcf for the period from July 1, 2011 through September 30, 2011.

        The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the period from July 1, 2012 through September 30, 2012 were 178,317 Bbls of oil, 15,073 Mcf of natural gas and 748 Bbls of natural gas liquids for a total of 181,315 barrels of oil equivalent.

        The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the period from July 1, 2011 through September 30, 2011 were 181,774 Bbls of oil, 19,842 Mcf of natural gas and 793 Bbls of natural gas liquids for a total equivalent barrels of oil of 185,597.

        For the quarters ended September 30, 2012 and 2011, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

        As noted above, the revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the nine months ended September 30, 2012 substantially represents the production by MV Partners from September 2011 through May 2012 and the cash received by the Trust during the nine months ended September 30, 2011 substantially represents the production by MV Partners from September 2010 through May 2011. Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties increased $3,442,905 to $40,403,756 for the period from October 1, 2011 through June 30, 2012 from $36,960,851for the period from October 1, 2010 through June 30, 2011. Included in these amounts are payments to settle hedges totaling $0 and $3,771,286, respectively. The increase for the period ended June 30, 2012 compared to the period ended June 30, 2011 is primarily attributable to higher realized prices for unhedged volumes of oil for the 2012 period compared to the 2011 period. This was partially offset by an increase in lease maintenance and development costs. The portions of these totals attributable to the Trust's net profits interest were $32,323,004 and $29,568,680, respectively. MV Partners released a net $350,000 and $250,000 reserved for future capital expenditures during the nine months ended September 30, 2012 and 2011, respectively, which resulted in a total cash proceeds received by the Trust of $32,673,004 and $29,818,680 for the nine months ended September 30, 2012 and 2011, respectively. The cash proceeds received by the Trust for the nine months ended September 30, 2011 also included 80% of the $1,274,477 payment received by MV Partners in the fourth quarter of 2010 in connection with the SemGroup bankruptcy. See Note 7 of the Notes to Condensed Financial Statements.

        The Trustee paid general and administrative expenses of $735,584 and $621,983 for the nine months ended September 30, 2012 and 2011, respectively. The distributable income for the nine months ended September 30, 2012 was $32,200,000, an increase of $3,162,500 from distributable income of $29,037,500 for the nine months ended September 30, 2011.

        The average price received for crude oil sold was $90.45 per Bbl while the average price received for natural gas sold was $3.11 per Mcf for the period from October 1, 2011 through June 30, 2012. The average price received for crude oil sold was $84.74 per Bbl while the average price received for natural gas sold was $3.61 per Mcf for the period from October 1, 2010 through June 30, 2011.

        The overall production sales volumes attributable to the net profits interest that is for the oil and gas production collected during the nine months ended September 30, 2012 were 543,552 Bbls of oil, 35,971 Mcf of natural gas and 2,228 Bbls of natural gas liquids for a total of 550,995 barrels of oil equivalent.

        The overall production sales volumes attributable to the net profits interest that is for the oil and gas production collected during the nine months ended September 30, 2011 were 554,698 Bbls of oil, 42,768 Mcf of natural gas and 2,649 Bbls of natural gas liquids for a total of 563,548 barrels of oil equivalent.

        As noted above, the amounts reflected in the accompanying financial statements for the Trust's nine month period ended September 30, 2012 reflect cash received by the Trust during such nine month period. Such cash is primarily derived from production by MV Partners from September 2011 through May 2012. MV Partners distributed cash to the Trust in October 2012 that will be reflected in the Trust's financial statements for the year ending December 31, 2012. The cash distributed to the Trust in October 2012 is primarily derived from production of the underlying properties from June 2012 through August 2012. The discussion below relates to cash received by MV Partners during the nine months ended September 30, 2012 and 2011 and distributed to the Trust in April, July and October 2012 and 2011, respectively.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties decreased $2,011,906 to $39,418,046 for the nine months ended September 30, 2012 from $41,429,952 for the nine months ended September 30, 2011. Included in these amounts are payments to settle hedges totaling $0 and $1,286,436, respectively. There were no amounts received to settle hedges for the nine months ended September 30, 2012 or the nine months ended September 30, 2011, which resulted in total cash receipts over cash disbursements of $39,418,046 and $41,429,952, respectively. The decrease was primarily attributable to an increase in lease maintenance and development costs. The portions of these totals attributable to the Trust's net profits interest were $31,534,437 and $33,143,961, respectively, which was decreased by a Trust holdback for future expenses of $604,437 and $731,461 for the nine months ending December 31, 2012 and 2011, respectively. MV Partners also released a net of $350,000 and withheld $500,000 of the reserve for future capital expenditures during the nine months ended December 31, 2012 and 2011, respectively, resulting in distributable income of $31,280,000 and $31,912,500 for the nine months ended December 31, 2012 and 2011, respectively.

        The average price received for crude oil sold was $90.05 per Bbl while the average price received for natural gas sold was $2.51 per Mcf for the nine months ended September 30, 2012. The average price received for crude oil sold was $88.92 per Bbl while the average price received for natural gas sold was $3.30 per Mcf for the nine months ended September 30, 2011.

        The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the nine months ended September 30, 2012 were 540,473 Bbls of oil, 35,632 Mcf of natural gas and 2,191 Bbls of natural gas liquids for a total of 547,836 barrels of oil equivalent.

        The overall production sales volumes collected attributable to the net profits interest that is for the oil and gas production collected during the nine months ended September 30, 2011 were 550,950 Bbls of oil, 49,902 Mcf of natural gas and 2,520 Bbls of natural gas liquids for a total equivalent barrels of oil of 560,905.

Liquidity and Capital Resources

        Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust's expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of September 30, 2012, $12,600 was held by the trustee as such a reserve. The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and nine months ended September 30, 2012 and 2011, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

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

        Changes in Internal Control over Financial Reporting.    During the quarter ended September 30, 2012, there was no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

Date: November 8, 2012

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