Form 10-K
period 2012-12-31
MV Oil Trust
filed 2013-03-15
CIK 1371782

Use these links to rapidly review the document

Item 9B. Other Information.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the 8,625,000 Units of Beneficial Interest in MV Oil Trust held by non-affiliates of the registrant, computed using the closing sales price of $33.72 on June 29, 2012, was approximately $290,835,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 12, 2013, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

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

  •
  future production and development costs and plans;

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

        Estimated Future Net Revenues—Also referred to as "estimated future net cash flows." The result of applying current prices of oil, natural gas and natural gas liquids to estimated future production from oil, natural gas and natural gas liquids proved reserves, reduced by estimated future expenditures, based on current costs to be incurred, in developing and producing the proved reserves.

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

        Net Acres or Net Wells—The sum of the fractional working interests owned in gross acres or wells, respectively.

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

        The Financial Accounting Standards Board requires disclosure of standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities per accounting literature for extractive activities—oil and gas, as follows: A standardized measure of discounted future net cash flows relating to an enterprise's interests in (a) proved oil and gas reserves and (b) oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the enterprise participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves shall be disclosed as of the end of the year. The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes. The following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed:

          a.     Future cash inflows. These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2010, 2011 and 2012 of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

        The trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the trust are managed by The Bank of New York Mellon Trust Company, N.A., as trustee. The trust maintains its offices at the office of the trustee, at 919 Congress Avenue, Austin, Texas 78701. The telephone number of the trustee is 1-855-802-1094. In addition, Wilmington Trust Company acts as the Delaware trustee of the trust. The Delaware trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The trust does not have any employees, and the business and affairs of the trust are managed by the trustee.

        The trustee does not maintain a website for filings by the trust with the Securities and Exchange Commission, which we refer to as the "SEC." Electronic filings by the trust with the SEC are available free of charge through the SEC's website at www.sec.gov and at http://mvo.investorhq.businesswire.com.

        On January 24, 2007, MV Partners and the trust completed an initial public offering of units of beneficial interest in the trust, which we refer to as the "trust units." In connection with the completion of the initial public offering of trust units, on January 24, 2007, MV Partners conveyed a term net profits interest to the trust that represents the right to receive 80% of the net proceeds (calculated as described below) from all of MV Partners' interests in oil and natural gas properties as of January 24, 2007, which is referred to herein as the "net profits interest." These properties are located in the Mid-Continent region in the States of Kansas and Colorado. MV Partners' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of January 24, 2007, is referred to herein as the "underlying properties." As of December 31, 2012, the underlying properties produced predominantly oil from approximately 1,000 wells, and the projected reserve life of the underlying properties was over 50 years. Based on the summary prepared by Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, who we refer to as "CG&A", of its reserve report as of December 31, 2012 for the trust, which is summarized herein under "—Description of the Underlying Properties—Reserves" and is referred to herein as the "reserve report," the net profits interest would entitle the trust to receive net proceeds from the sale of production of not less than 11.5 MMBoe of proved reserves during the term of the trust, calculated as 80% of the proved reserves attributable to the underlying properties expected to be produced during the term of the trust.

Of these reserves, approximately 87% were classified as proved developed producing reserves as of December 31, 2012. Production volumes from the underlying properties for the year ended December 31, 2012 were approximately 98% oil and approximately 2% natural gas and natural gas liquids. The underlying properties are all located in mature fields that are characterized by long production histories and numerous additional development opportunities to help reduce the natural decline in production from the underlying properties.

        The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2012, cumulatively, since inception, the trust has received payment for approximately 4.8 MMBoe of the trust's 11.5 MMBoe interest. The gross proceeds used to calculate the net profits interest is based on prices realized for oil, natural gas and natural gas liquids attributable to the underlying properties for each calendar quarter during the term of the net profits interest. MV Partners deducts from the gross proceeds all hedge payments made by MV Partners to hedge contract counterparties upon monthly settlements of existing hedge contracts to which MV Partners was a party as of January 24, 2007, which is referred to as the "hedge contracts." The last hedge contract expired in December 2010. In addition, in connection with the conveyance of the net profits interest, on January 24, 2007, MV Partners also assigned to the trust the right to receive 80% of all amounts payable to MV Partners from hedge contract counterparties upon monthly settlements of the hedge contracts. In calculating the net proceeds used to calculate the net profits interest, MV Partners deducts from the gross proceeds from the underlying properties all lease operating expenses, maintenance expenses and capital expenditures (including the cost of workovers and recompletions, drilling costs and development costs), amounts that may be reserved for future capital expenditures (which reserve amounts may not exceed $1.0 million in the aggregate at any given time), post-production costs and production and property taxes paid by MV Partners.

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

        The trust was created to acquire and hold the net profits interest for the benefit of the trust unitholders. The net profits interest is passive in nature and neither the trust nor the trustee has any control over or responsibility for costs relating to the operation of the underlying properties. The business and affairs of the trust are managed by the trustee, and MV Partners and its affiliates have no ability to manage or influence the operations of the trust. The underlying properties, for which MV Partners is designated as the operator, are currently operated on a contract operator basis by Vess Oil Corporation, which we refer to as "Vess Oil," and Murfin Drilling Company, Inc., which we refer to as "Murfin Drilling," each of which is an affiliate of MV Energy, LLC, which we refer to as "MV Energy," the sole manager of MV Partners. MV Partners does not, as a matter of course, make public projections as to future sales, earnings or other results relating to the underlying properties.

 Description of the Trust Units

        Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 11,500,000 trust units outstanding as of March 12, 2013.

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

        Unless otherwise advised by counsel or the Internal Revenue Service, which we refer to as the "IRS," the trustee will treat the income and expenses of the trust for each quarter as belonging to the trust unitholders of record on the quarterly record date. For federal income tax purposes, trust unitholders must take into account items of income, gain, loss, deduction and credit consistent with their methods of accounting and without regard to the taxable year or accounting method employed by the trust and without regard to the quarter the trust makes distributions related to those items to the trust unitholders. Variances between taxable income and cash distributions may occur. For example, the trustee could establish a reserve in one quarter using funds that would be included in income in the quarter in which the reserve is created but may not result in a tax deduction or a distribution until a later quarter or possibly in a later taxable year. Similarly, the trustee could also make a payment in one quarter that would be amortized for income tax purposes over several quarters. See "—Federal Income Tax Matters."

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

        Upon dissolution, the trustee would then sell all of the trust's assets, either by private sale or public auction, and distribute the net proceeds of the sale to the trust unitholders.

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

        "Net proceeds" means gross proceeds less the following:

  •
  all payments to mineral owners or landowners, such as royalties or other burdens against production, delay rentals, shut-in oil and natural gas payments, minimum royalty or other payments for drilling or deferring drilling;

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

        As is customary in the oil and natural gas industry, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $2.8 million in 2010, $2.8 million in 2011 and $2.9 million in 2012 for all of the underlying properties for which MV Partners was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

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

        MV Partners and any transferee of an underlying property will have the right to abandon its interest in any well or property if it reasonably believes the well or property ceases to produce or is not capable of producing in commercially paying quantities. In making such decisions, MV Partners or any transferee of an underlying property is required under the applicable conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. Upon termination of the lease, the portion of the net profits interest relating to the abandoned property will be extinguished.

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

        The summary is limited to trust unitholders who are individual citizens or residents of the United States. Accordingly, the following summary has limited application to domestic corporations and persons subject to specialized federal income tax treatment. Each trust unitholder should consult his own tax advisor with respect to his particular circumstances.

Classification and Taxation of the Trust

        Tax counsel to the trust advised the trust at the time of formation that, for federal income tax purposes, in its opinion the trust will be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS with respect to the federal income tax treatment of the trust, including as to the status of the trust as a grantor trust for such purposes. Thus, no assurance can be provided that the tax treatment of the trust would be sustained by a court if contested by the IRS or another taxing authority. The remainder of the discussion below is based on tax counsel's opinion, at the time of formation, that the trust will be classified as a grantor trust for federal income tax purposes. As a grantor trust, the trust will not be subject to federal income tax at the trust level. Rather, each trust unitholder will be considered for federal income tax purposes to own its proportionate share of the trust's assets directly as though no trust were in existence. The income of the trust is deemed to be received or accrued by the trust unitholder at the time such income is received or accrued by the trust, rather than when distributed by the trust. Each trust unitholder will be subject to tax on its proportionate share of the income and gain attributable to the assets of the trust and will be entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the trust, subject to applicable limitations, in accordance with the trust unitholder's tax method of accounting and without regard to the taxable year or accounting method employed by the trust.

        The trust will allocate items of income, gain, loss, deductions and credits to trust unitholders based on record ownership at each quarterly record date. It is possible that the IRS or another taxing authority could disagree with this allocation method and could assert that income and deductions of the trust should be determined and allocated on a daily, prorated or other basis, which could require adjustments to the tax returns of the trust unitholders affected by this issue and result in an increase in the administrative expense of the trust in subsequent periods.

Classification of the Net Profits Interest

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

Widely Held Fixed Investment Trust Reporting Information

        The trustee assumes that some trust units are held by a middleman, as such term is broadly defined in Treasury regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-855-802-1094, is the representative of the trust that will provide tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding trust units on behalf of trust unitholders, and not the trustee of the trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Trust unitholders whose trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the trust units. Any generic tax information provided by the trustee of the trust is intended to be used only to assist trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2012 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at http://mvo.investorhq.businesswire.com.

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

        The Mid-Continent region is a mature producing region with well-known geologic characteristics. Most of the production from the underlying properties consists of desirable crude oil of a quality level between sweet and sour with 33 to 34 gravity averages. Most of the producing wells to which the underlying properties relate are relatively shallow, ranging from 600 to 4,500 feet, and many are completed to multiple producing zones. In general, the producing wells to which the underlying properties relate have stable production profiles and their production is generally long-lived, often with total projected economic lives over 50 years.

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

        Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2010, 2011 and 2012 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Senior Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A's preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 21 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).

        Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2010, 2011 and 2012 is presented consistent with these requirements.

        Proved Reserves of MV Oil Trust.    The following table sets forth, as of December 31, 2012, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Oil equivalents (MBoe)
Proved Developed	6,270	482	23	6,365
Proved Undeveloped	836	—	—	836
Total Proved	7,106	482	23	7,201

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

        The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.

	MV Oil Trust
	Oil (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2009	8,683	582	31	8,800

Revisions, extensions, discoveries and additions	305	22	8	315
Production	(756)	(62)	(3)	(769)

Balance, December 31, 2010	8,232	542	36	8,346

Revisions, extensions, discoveries and additions	247	115	(1)	264
Production	(729)	(56)	(3)	(740)

Balance, December 31, 2011	7,750	601	32	7,870

Revisions, extensions, discoveries and additions	67	(63)	(6)	53
Production	(711)	(56)	(3)	(722)

Balance, December 31, 2012	7,106	482	23	7,201

Proved Developed Reserves:
Balance, December 31, 2009	7,397	582	31	7,514
Balance, December 31, 2010	7,282	542	36	7,396
Balance, December 31, 2011	6,814	601	32	6,934
Balance, December 31, 2012	6,270	482	23	6,365
Proved Undeveloped Reserves:
Balance, December 31, 2009	1,286	—	—	1,286
Balance, December 31, 2010	950	—	—	950
Balance, December 31, 2011	936	—	—	936
Balance, December 31, 2012	836	—	—	836

        The reserves above represent the trust's 80% net profits interest in the underlying properties for the remainder of the term of the trust.

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2012 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2012 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	7,757.9	79.6	1,045.5	8,882.9
Gas (MMcf)	456.7	145.8	0.0	602.5
NGL (MBbl)	28.4	0.0	0.0	28.4
Revenue
Oil	$679,667.4	$6,970.2	$91,592.0	$778,229.6
Gas	1,202.7	389.1	0.0	1,591.8
NGL	1,194.7	0.0	0.0	1,194.7
Severance Taxes	3,134.1	327.8	3,938.5	7,400.4
Ad Valorem Taxes	20,426.1	214.2	2,724.8	23,365.1
Operating Expenses	179,150.3	1,144.2	8,274.2	188,568.7
Workover Expenses	10,946.7	0.0	0.0	10,946.7
COPAS	33,952.3	117.2	809.9	34,879.3
Investments	0.0	1,139.0	11,054.5	12,193.5
80% NPI Net Operating Income(1)	$347,564.3	$3,533.5	$51,832.1	$402,929.9
80% Net Profits Interest (NPI)(2)	$218,087.3	$2,063.6	$32,287.4	$252,438.3

(1)
Before interest and taxes.

(2)
Discounted at 10%.

        The net profits interest entitles the trust to receive 80% of the net proceeds attributable to MV Partners' interest from the sale of production from the underlying properties. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold, and the trust will soon thereafter wind up its affairs and terminate. Based on the reserve report, CG&A estimated that the trust would terminate June 30, 2026 based on the calculation that 14.4 MMBoe would have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) prior to this date.

        Oil and gas prices were adjusted to a WTI Cushing oil price of $94.71 per Bbl and a Henry Hub natural gas price of $2.757 per MMbtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2012. The price adjustments were based on oil price differentials forecast at -$7.10 per Bbl for all properties. Oil price differentials were not escalated. Gas and NGL price differentials were forecast on a per property basis as provided by MV Partners and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by MV Partners. Expenses and investments were held constant in accordance with SEC rules and guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue, except for those Kansas producing properties that are severance tax exempt. Ad valorem taxes of 3.0% of total revenue were applied to each property as provided by MV Partners. Oil and gas conservation tax rates were applied to all Kansas properties at the applicable rates.

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

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and eastern Colorado. The following is a summary of the approximate acreage of the underlying properties at December 31, 2012.

	Gross	Net
	(acres)
Developed Acreage:
El Dorado Area	15,365	15,353
Northwest Kansas Area	11,885	11,840
Other	20,350	16,649

Total	47,640	43,882

Undeveloped Acreage:	—	—

        The following is a summary of the producing wells on the underlying properties as of December 31, 2012:

	Operated Wells		Non- Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	924	907	64	9	988	916
Natural gas	5	4	1	—	6	4

Total	929	911	65	9	994	920

        The following is a summary of the number of developmental wells drilled by MV Partners on the underlying properties during the last three years. MV Partners did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2010		2011		2012
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	8	8	8	8	7	7
Natural gas wells	—	—	—	—	—	—
Non-productive	1	1	0	0	3	3

Total	9	9	8	8	10	10

        During the years ended December 31, 2010, 2011 and 2012, MV Partners drilled, completed and commenced production with respect to 8, 8 and 7 wells, respectively, on the underlying properties. As of December 31, 2012, no wells were being drilled. Capital expenditures associated with proved undeveloped reserves for the year ended December 31, 2012, were $2.14 million. MV Partners continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program."

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Sales volumes for natural gas liquids during the periods presented were not significant. Average prices do not include the effect of hedge activity.

	Year Ended December 31,
	2010	2011	2012
Sales prices:
Oil (per Bbl)	$72.61	$88.31	$87.68
Natural gas (per Mcf)	$3.72	$3.56	$2.55
Lease operating expense (per Boe)	$15.28	$16.82	$17.70
Lease maintenance (per Boe)	$1.72	$2.10	$2.67
Lease overhead (per Boe)	$2.98	$3.09	$3.30
Production and property taxes (per Boe)	$3.09	$3.56	$3.93

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

El Dorado Area

        The underlying properties located in the El Dorado Area are operated on behalf of MV Partners by Vess Oil and are located in the El Dorado, Augusta and Valley Center Fields. Vess Oil has actively pursued infill drilling, well re-entries, plugback and deepening recompletion operations, various types of restimulation work and equipment optimization programs to reduce the natural decline in production from these fields.

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

        Bemis-Shutts Field.    The Bemis-Shutts Field is located on the Fairport Anticline within the Central Kansas Uplift and was first discovered in 1928. The field consists of 17,080 acres in northeastern Ellis and southeastern Rooks Counties, Kansas. Production has been from multiple pay zones with the primary formation being the Arbuckle interval at a depth of 3,300 feet and the Lansing- Kansas City interval at a depth of 2,800 feet. Cumulative production of all producers from the Bemis-Shutts Field has exceeded 248 MMBbls of oil.

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

        Vess Oil and Murfin Drilling, as contract operators, generally sell production from the underlying properties to several purchasers, including MV Purchasing, LLC, which we refer to as "MV Purchasing," under short-term arrangements using market sensitive pricing. MV Purchasing is majority owned by the indirect equity owners of MV Partners. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Two purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2010, 2011 and 2012, MV Purchasing purchased 72%, 74% and 76%, respectively, of the production sold from the underlying properties. MV Partners does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on MV Partners' business.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. MV Partners sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by MV Partners for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2010, 2011 and 2012 were $7.10, $6.91 and $6.60 per barrel, respectively.

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

Sale and Abandonment of Underlying Properties

        MV Partners and any transferee of any of the underlying properties will have the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between MV Partners and the trust in determining whether a well is capable of producing in commercially paying quantities, MV Partners is required under the conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. For the years ended December 31, 2010, 2011 and 2012, MV Partners plugged and abandoned two, 13 and 15 wells, respectively, based on its determination that such wells were no longer economical to operate or restore to production.

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

        MV Partners' interests in the underlying properties are typically subject, in one degree or another, to one or more of the following:

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

        MV Partners has recorded the conveyance of the net profits interest in the real property records in each Kansas county where the properties are located. MV Partners has informed the trustee that MV Partners believes that the delivery and recording of the conveyance constituted fully conveyed and vested property interests in the trust under Kansas law. Although no assurance can be given, MV Partners has informed the trustee that MV Partners believes that, if, during the term of the trust, MV Partners becomes involved as a debtor in a bankruptcy proceeding, the conveyance of the net profits interest, as vested and recorded property interests, cannot be avoided by a bankruptcy trustee. If in such a proceeding a determination were made that the conveyance constitutes an executory contract and the net profits interest is not a fully conveyed property interest under the laws of Kansas, and if such contract were not to be assumed in a bankruptcy proceeding involving MV Partners, the trust would be treated as an unsecured creditor of MV Partners with respect to such net profits interest in the pending bankruptcy proceeding.

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

        Climate Change.    There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. Kansas and Colorado have joined Western Climate Initiative, or WCI, a regional organization that is examining measures to reduce greenhouse gas emissions. The EPA has determined that greenhouse gases from certain sources "endanger" public health or welfare. As a result, the EPA has begun to promulgate certain regulations and interpretations that will require new and modified stationary sources of greenhouse gases above certain thresholds to report, limit or control such emissions. Currently, certain oil and gas operations must inventory and report greenhouse gas emissions. Laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on the future operations of MV Partners if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. In addition, such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have a negative impact on MV Partners' operations. In addition to potential impacts on MV Partners' operations directly or indirectly resulting from climate-change legislation or regulations, MV Partners' operations also could be negatively affected by climate-change related physical changes or changes in weather patterns including drought and severe storms. At this time, it is not possible to estimate accurately how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of MV Partners.

        The operations of the underlying properties are not adversely impacted by the current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of the properties.

        Endangered Species Act.    The federal Endangered Species Act, or ESA, restricts activities that may affect endangered and threatened species or their habitats. The designation of previously unidentified endangered or threatened species could cause MV Partners to incur additional costs or become subject to operating delays, restrictions or bans in the affected areas. While some of MV Partners' facilities or leased acreage may be located in areas that are designated as habitat for endangered or threatened species, MV Partners believes that it is in substantial compliance with the ESA.

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

        MV Partners believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the trust unitholders. For instance, MV Partners did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2010, 2011 and 2012. Additionally, MV Partners has informed the trust that MV Partners is not aware of any environmental issues or claims that will require material capital expenditures during 2013. However, there is no assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on the operations of the underlying properties and the cash distributions to the trust unitholders.

Item 1A.    Risk Factors.

Prices of oil, natural gas and natural gas liquids fluctuate and lower prices could reduce proceeds to the trust and cash distributions to unitholders.

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

  •
  regional, domestic and foreign levels of supply of and demand for oil, natural gas and natural gas liquids;

  •
  U.S. and worldwide economic conditions;

  •
  the price and availability of alternative fuels;

  •
  the proximity to, and capacity of, refineries and gathering and transportation facilities;

  •
  governmental regulations and taxation; and

  •
  energy conservation and environmental measures.

        Crude oil prices have been volatile the last several years and in 2012, ranged from a high of $109.77 to a low of $77.69. The NYMEX crude oil spot prices per Bbl were $91.38, $98.83 and $91.82 as of December 31, 2010, 2011 and 2012, respectively. Neither MV Partners nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of MV Partners and the financial condition of the trust could be materially and adversely affected.

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

Actual reserves and future production may be less than current estimates of proved reserves, which could reduce cash distributions by the trust and the value of the trust units.

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

Shortages or increases in costs of oil field equipment, services and qualified personnel available to MV Partners could reduce the amount of cash available for distribution to the trust unitholders.

        The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. As part of its development plan for the underlying properties, MV Partners expects to drill 24 development wells and conduct recompletion and workover operations on existing wells included in the underlying properties over the five years ending December 31, 2017. See "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program" for a description of MV Partners' development plans. Shortages of field personnel and equipment or price increases could significantly decrease the amount of cash available for distribution to the trust unitholders, or restrict the ability of MV Partners to drill the wells and conduct the operations which it currently has planned for the underlying properties.

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

        The net proceeds payable to the trust from the net profits interest are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves attributable to the underlying properties will decline over time. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. Based on the estimated production volumes in the reserve report, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average annual rate of approximately 6.4% over the next 20 years assuming no additional developmental drilling or other capital expenditures are made after 2017 on the underlying properties. The anticipated rate of decline is an estimate and actual decline rates may vary from those estimated. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest).

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

The operations of the underlying properties are subject to environmental laws and regulations and operational safety matters that may result in significant costs and liabilities, which could reduce the amount of cash available for distribution to trust unitholders.

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

        The EPA has determined that greenhouse gases from certain sources "endanger" public health or welfare. As a result, the EPA has begun to promulgate certain regulations and interpretations that will require new and modified stationary sources of greenhouse gases above certain thresholds to report, limit or control such emissions. Currently, certain oil and gas operations must inventory and report greenhouse gas emissions.

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

        The exploration, development and production operations of the underlying properties are subject to complex and stringent laws and regulations. In order to conduct its operations in compliance with these laws and regulations, MV Partners must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. MV Partners may incur substantial costs and experience delays in order to maintain compliance with these existing laws and regulations, and the net profits interest will bear its share of these costs. In addition, the costs of compliance may increase or the operations of the underlying properties may be otherwise adversely affected if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to such operations. Such costs could have a material adverse effect on the cash distributions to the trust unitholders.

        Laws and regulations governing exploration and production may also affect production levels. MV Partners is required to comply with federal and state laws and regulations governing conservation matters, including: provisions related to the unitization or pooling of oil and natural gas properties; the establishment of maximum rates of production from wells; the spacing of wells; the plugging and abandonment of wells; and the removal of related production equipment. These and other laws and regulations can limit the amount of oil and natural gas MV Partners can produce from its wells, limit the number of wells it can drill, or limit the locations at which it can conduct drilling operations, which in turn could negatively impact trust distributions, estimated and actual future net revenues to the trust and estimates of reserves attributable to the trust's interests.

        New laws or regulations, or changes to existing laws or regulations, may unfavorably impact MV Partners, could result in increased operating costs or have a material adverse effect on MV Partners' financial condition and results of operations and reduce the amount of cash received by the trust. For example, Congress is currently considering legislation that, if adopted in its proposed form, would subject companies involved in oil and natural gas exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells, the elimination of certain U.S. federal tax incentives and deductions available to oil and natural gas exploration and production activities, and the prohibition or additional regulation of private energy commodity derivative and hedging activities. These and other potential regulations could increase the operating costs of the underlying properties, reduce MV Partners' liquidity, delay MV Partners' operations or otherwise alter the way MV Partners conducts its business, any of which could have a material adverse effect on the net profits interest and the trust's cash flows.

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

The tax treatment of an investment in trust units could be affected by recent and potential legislative changes, possibly on a retroactive basis.

        In taxable years beginning after December 31, 2012, an individual having modified adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) is subject to a "Medicare tax" equal generally to 3.8% of the lesser of such excess or the individual's net investment income, which appears to include interest income derived from investments such as the trust units as well as any net gain from the disposition of trust units.

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

	High	Low	Cash Distributions
2011
First Quarter (January 1, 2011 through March 31, 2011)	$43.73	$34.11	$0.675
Second Quarter (April 1, 2011 through June 30, 2011)	$42.24	$36.40	$0.820
Third Quarter (July 1, 2011 through September 30, 2011)	$46.76	$34.57	$1.030
Fourth Quarter (October 1, 2011 through December 31, 2011)	$39.97	$32.74	$0.925
2012
First Quarter (January 1, 2012 through March 31, 2012)	$44.38	$38.00	$0.830
Second Quarter (April 1, 2012 through June 30, 2012)	$43.43	$31.30	$1.020
Third Quarter (July 1, 2012 through September 30, 2012)	$38.17	$31.68	$0.950
Fourth Quarter (October 1, 2012 through December 31, 2012)	$36.94	$22.16	$0.750

        As of March 5, 2013, the 11,500,000 units outstanding were held by 10 unitholders of record.

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

Recent Sales of Unregistered Securities

        There were no equity securities sold by the trust during the year ended December 31, 2012 that were not registered under the Securities Act of 1933, as amended, which we refer to as the "Securities Act."

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2012.

Item 6.    Selected Financial Data.

        The following table sets forth selected data for the trust as of December 31, 2008, 2009, 2010, 2011 and 2012, and for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 based on the audited statements of assets and trust corpus as of December 31, 2008, 2009, 2010, 2011 and 2012 and the audited statements of distributable income for the years ended December 31, 2008, 2009, 2010, 2011 and 2012.

	For the Year Ended
	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
Net profits income	$21,356,403	$19,024,707	$32,526,515	$40,585,083	$41,538,965
Distributable income	$20,776,411	$17,944,404	$31,682,500	$39,675,000	$40,825,000
Distributions per trust unit	$1.8066	$1.5604	$2.7550	$3.4500	$3.5500
Total assets at year-end	$42,794,682	$39,432,385	$36,121,659	$33,191,655	$30,068,995

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

  (b)
  Trust general and administrative expenses are recorded when paid;

  (c)
  The investment in net profits interest is amortized over the life of the trust based on units of production using the total estimated proved reserves; and

  (d)
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

Comparison of Results of the Trust for the Years Ended December 31, 2012 and 2011

        Income for the trust from the net profits interest and hedge activities was $41.5 million for the year ended December 31, 2012 compared to $40.6 million for the year ended December 31, 2011. General and administrative expense for the trust was $0.9 million for 2012 and $0.7 million for 2011. The trust paid administration fees of $0.1 million to MV Partners for each of 2012 and 2011. In addition, the trustee used $158,000 of cash on hand for future trust expenses for the year ended December 31, 2012 and reserved $184,000 for future trust expenses for the year ended December 31,

2011 which resulted in distributable income of $40.8 million or $3.550 per unit in 2012 compared to $39.7 million or $3.450 per unit in 2011.

        The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the trust during the year ended December 31, 2012 substantially represented the production by MV Partners from September 2011 through August 2012, and the cash received by the trust during the year ended December 31, 2011 substantially represented the production by MV Partners from September 2010 through August 2011. MV Partners computes net proceeds quarterly on a calendar basis and distributes to the trust 80% of the aggregate of such net proceeds attributable to a computation period on or before the 25th day of the month following the computation period. As a result, for the year ended December 31, 2012, the trust's net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2011 through September 30, 2012. For the year ended December 31, 2011, the trust's net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2010 through September 30, 2011.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $51.5 million for the period from October 1, 2011 through September 30, 2012. The trust's net profits interest (80%) of this total was $41.2 million for the year ended December 31, 2012. In addition, during 2012, MV Partners released and paid to the trust a net of $350,000 of the reserve for future capital expenditures, which resulted in total cash proceeds received by the trust of $41.5 million for the year ended December 31, 2012.

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

        The average price received for crude oil sold during 2012 was $88.30 per Bbl, while the average price received for crude oil sold during 2011 was $86.46 per Bbl. The average price received for natural gas sold during 2012 was $3.21 per Mcf, while the average price received for natural gas sold during 2011 was $3.33 per Mcf. The average prices for 2012 related to production by MV Partners from September 2011 through August 2012, and the average prices for 2011 related to production by MV Partners from September 2010 through August 2011.

        The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2011 to September 30, 2012 were 721,869 Bbls of oil, 51,044 Mcf of natural gas and 2,976 Bbls of natural gas liquids for a total equivalent barrels of oil of 732,311. The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2010 to September 30, 2011 were 736,473 Bbls of oil, 62,610 Mcf of natural gas and 3,442 Bbls of natural gas liquids for a total equivalent barrels of oil of 749,145.

        As noted above, the amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2012 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2011 through August 2012. The amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2011 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2010 through August 2011.

Comparison of Results of the Trust for the Years Ended December 31, 2011 and 2010

        Income for the trust from the net profits interest and hedge activities was $40.6 million for the year ended December 31, 2011 compared to $32.5 million for the year ended December 31, 2010. General and administrative expense for the trust was $0.7 million for 2011 and $0.8 million for 2010. The trust paid administration fees of $0.1 million to MV Partners for each of 2011 and 2010. In addition, the trustee reserved $184,000 of cash on hand for future trust expenses for the year ended December 31, 2011 and $25,000 for future trust expenses for the year ended December 31, 2010 which resulted in distributable income of $39.7 million or $3.450 per unit in 2011 compared to $31.7 million or $2.755 per unit in 2010.

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

Historical Results of the Underlying Properties

        The following table sets forth revenues, direct operating expenses and the excess of revenues over direct operating expenses relating to the underlying properties for the three years in the period ended December 31, 2012. The historical results of the underlying properties are not indicative of the future distributions of the trust.

	(unaudited) (in thousands)
	Year ended December 31,
	2010	2011	2012
Revenues:
Oil sales	$68,516	$80,458	$77,894
Natural gas sales	281	251	178
Natural gas liquid sales	180	214	157
Hedge	(9,249)	—	—

Total	59,728	80,923	78,229
Bad debt expense (Recovery)	(406)	—	—
Direct operating expenses:
Lease operating expenses	14,652	15,564	15,976
Lease maintenance	1,651	1,943	2,408
Lease overhead	2,857	2,859	2,979
Production and property tax	2,968	3,293	3,546

Total	22,128	23,659	24,909

Excess of revenues over direct operating expenses	$38,006	$57,264	$53,320

The above table sets forth information as it relates to the underlying properties on the accrual basis, which is the way the books and records are kept. These numbers do not relate to the trust as the trust reports on a modified cash basis. For the year ended December 31, 2010, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2009 through September 30, 2010. For the year ended December 31, 2011, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2010 through September 30, 2011. For the year ended December 31, 2012, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2011 through September 30, 2012.

        MV Partners has historically entered into certain hedging arrangements to reduce the exposure of the revenues from oil production for the underlying properties to fluctuations in crude oil prices. In addition, MV Partners was required under the terms of its original agreement of limited partnership to hedge approximately 80% of its expected annual proved producing reserves. This requirement is no longer in effect. For the year ended December 31, 2010, approximately 68% of the actual oil production volumes were subject to these hedging arrangements, with settlement prices ranging from $63.40 to $68.65 per barrel. During that same period, the NYMEX price per barrel of crude oil was between $68.01 and $91.51. MV Partners has not entered into any hedge contracts relating to oil volumes expected to be produced after 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the trust.

        The following table provides oil and natural gas sales volumes, average sales prices and capital expenditures relating to the underlying properties for the three years in the period ended December 31, 2012. Sales volumes for natural gas liquids during the periods presented were not significant. Average prices do not include the effect of hedge activity.

	(unaudited)
	Year ended December 31,
	2010	2011	2012
Operating data:
Sales volumes:
Oil (MBbls)	944	911	888
Natural gas (MMcf)	76	70	70
Average Prices:
Oil (per Bbl)	$72.61	$88.31	$87.68
Natural gas (per Mcf)	$3.72	$3.56	$2.55
Capital expenditures (in thousands):
Property acquisition	$1,813	$1,506	$2,377
Well development	1,354	1,006	2,259

Total	$3,167	$2,512	$4,636

Discussion and Analysis of Historical Results of the Underlying Properties

Comparison of Results of the Underlying Properties for the Years Ended December 31, 2012 and 2011

        Excess of revenues over direct operating expenses for the underlying properties was $53.3 million for the year ended December 31, 2012, compared to $57.3 million for the year ended December 31, 2011. The decrease was primarily a result of a decrease in total revenue as a result of a decrease in the average price received for the oil sold in 2012 combined with a small decrease in production volumes. An increase in direct operating expenses also contributed to the decrease in excess of revenues over direct operating expenses.

        Revenues.    Revenues from oil, natural gas and natural gas liquid sales decreased $2.7 million to $78.2 million for the year ended December 31, 2012 compared to $80.9 million for the year ended December 31, 2011. This decrease in revenues was primarily the result of a decrease in the average price received for crude oil sold from $88.31 per Bbl for the year ended December 31, 2011 to $87.68 per Bbl for the year ended December 31, 2012. This decrease in revenues reflects a decrease in the average price received for natural gas sold from $3.56 per Mcf for the year ended December 31, 2011 to $2.55 per Mcf for the year ended December 31, 2012.

        Prices.    The average price received for crude oil sold increased from $88.31 per Bbl for the year ended December 31, 2011 to $87.68 per Bbl for the year ended December 31, 2012. The average price received for the crude oil sold decreased primarily as a result of a decrease in the oil price index on which the sales prices for a majority of the oil production were based. The average price received for natural gas sold decreased from $3.56 per Mcf for the year ended December 31, 2011 to $2.55 per Mcf for the year ended December 31, 2012. The average price received for natural gas sold decreased as a result of a decrease in the natural gas price index on which the sales prices for a majority of the natural gas production were based.

        Volumes.    Sales volumes for crude oil decreased from 911 MBbls for the year ended December 31, 2011 to 888 MBbls for the year ended December 31, 2012. Sales volumes for natural gas remained steady at 70 MMcf for the year ended December 31, 2011 and 70 MMcf for the year ended December 31, 2012. The small decrease in overall production sales volumes was less than the natural decline of the underlying properties.

        Direct operating expenses.    Direct operating expenses increased from $23.7 million for the year ended December 31, 2011 to $24.9 million for the year ended December 31, 2012. This increase was primarily a result of an increase in lease operating and lease maintenance expenses.

        Lease operating expense increased from $15.6 million for the year ended December 31, 2011 to $16.0 million for the year ended December 31, 2012. This increase was primarily the result of an increase in the general cost of oilfield services.

        Lease maintenance expense increased from $1.9 million for the year ended December 31, 2011 to $2.4 million for the year ended December 31, 2012. This increase in lease maintenance expense was primarily the result of the timing of scheduled projects.

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

        Revenues.    Revenues from oil, natural gas and natural gas liquid sales increased $11.9 million to $80.9 million for the year ended December 31, 2011 compared to $69.0 million for the year ended December 31, 2010. This increase in revenues was primarily the result of an increase in the average price received for crude oil sold from $72.61 per Bbl for the year ended December 31, 2010 to $88.31 per Bbl for the year ended December 31, 2011. This increase in revenues reflects a decrease in the average price received for natural gas sold from $3.72 per Mcf for the year ended December 31, 2010 to $3.56 per Mcf for the year ended December 31, 2011. Total revenues were also increased by a $9.2 million decrease in hedge activity expense.

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

        Lease operating expense increased from $14.7 million for the year ended December 31, 2010 to $15.6 million for the year ended December 31, 2011. This increase was primarily the result of an increase in the general cost of oilfield services.

        Production and property tax expense was $3.0 million for the year ended December 31, 2010 compared to $3.3 million for the year ended December 31, 2011. The increase was a result of higher property tax valuations and the increased revenue on which the production tax was calculated.

Liquidity and Capital Resources

        Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust's only use of cash is for distributions to trust unitholders. Administrative expenses include payments to the trustee as well as an annual administrative fee to MV Partners pursuant to the administrative services agreement. Each quarter, the trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust's expenses paid for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. As of December 31, 2012, $118,000 was held by the trustee as such a reserve. The trustee may cause the trust to borrow funds required to pay expenses if the trustee determines that the cash on hand and the cash to be received are insufficient to cover the trust's liabilities. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During each of 2011 and 2012, MV Partners made no advances to the trust for trust expenses.

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

        The development program that MV Partners currently intends to implement over the five years ending December 31, 2017 with respect to the underlying properties categorized as proved undeveloped reserves consists of drilling development wells, recompletion and workover projects, and polymer workovers. The development program that MV Partners currently intends to implement over the next five years with respect to the underlying properties categorized as proved developed non-producing reserves consists of well-reactivation projects, injection well-workover projects, recompletion projects, and well-workover projects.

        MV Partners has undertaken 3-D seismic surveys covering several leases constituting a part of the underlying properties. These leases have over 31 undrilled offset locations of varying quality based on offset production and subsurface mapping. The 3-D data was utilized to refine the subsurface mapping with respect to the size of mapped sink holes and to define smaller structural features along the edges of the main formation reservoir. Using this data, MV Partners has scheduled the drilling of 12 proved undeveloped locations over the five years ending December 31, 2017. MV Partners has expanded its 3-D seismic program into other fields constituting a part of the underlying properties.

        MV Partners expects total capital expenditures for the underlying properties during the five years ending December 31, 2017 will be approximately $12.2 million. Of this total, MV Partners contemplates spending approximately $8.0 million to drill development wells in seven project areas and approximately $4.2 million for recompletion and workovers of existing wells. MV Partners expects that these capital projects will add production that will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties. The trust is not directly obligated to pay any portion of any capital expenditures made with respect to the underlying properties; however, capital expenditures made by MV Partners with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under "Item 1. Business—Computation of Net Proceeds—Net Profits Interest") share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest. As the cash received by the trust in respect of the net profits interest will be reduced by the trust's pro rata share of these capital expenditures, MV Partners expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.

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

Contractual Obligations

        As of December 31, 2012, the trust had no obligations or commitments to make future contractual payments other than the administrative services fee and trustee fee payable to MV Partners and the trustee, respectively. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note G—Related Party Transactions."

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
MV Oil Trust

        We have audited the accompanying statements of assets and trust corpus of MV Oil Trust (the "Trust") as of December 31, 2011 and 2012, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of MV Oil Trust as of December 31, 2011 and 2012, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2012 on the basis of accounting described in Note B.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Wichita, Kansas
March 15, 2013

MV OIL TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2011	2012
ASSETS
Cash and cash equivalents	$275,216	$117,516
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(17,467,236)	(20,432,196)

Total assets	$33,191,655	$30,068,995

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at December 31, 2011 and 2012	$33,191,655	$30,068,995

STATEMENTS OF DISTRIBUTABLE INCOME

	Year ended December 31,
	2010	2011	2012
Income from net profits interest and hedge activities	$32,526,515	$40,585,083	$41,538,965
Cash on hand used for (withheld for) Trust expenses	(24,614)	(183,637)	157,700
General and administrative(1)	(819,401)	(726,446)	(871,665)

Distributable income	$31,682,500	$39,675,000	$40,825,000

Distributions per Trust unit (11,500,000 Trust units issued and outstanding for 2010, 2011 and 2012)	$2.755	$3.450	$3.550

(1)
Includes $70,191, $54,749 and $94,169 paid to MV Partners, LLC during the years ended December 31, 2010, 2011 and 2012, respectively. Also includes $150,000 paid to The Bank of New York Mellon Trust Company, N.A. during each of the years ended December 31, 2010, 2011 and $150,100 during the year ended December 31, 2012.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year ended December 31,
	2010	2011	2012
Trust corpus, beginning of year	$39,432,385	$36,121,659	$33,191,655
Income from net profits interest and hedge activities	32,526,515	40,585,083	41,538,965
Cash distributions	(31,682,500)	(39,675,000)	(40,825,000)
Trust expenses	(819,401)	(726,446)	(871,665)
Amortization of net profits interest	(3,335,340)	(3,113,641)	(2,964,960)

Trust corpus, end of year	$36,121,659	$33,191,655	$30,068,995

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

1.     Basis of accounting

        The Trust uses the modified cash basis of accounting to report Trust receipts of the term net profits interest, receipts under the hedge contracts previously entered into and payments of expenses incurred. The term net profits interest is revenues (oil, gas and natural gas liquid sales net of any payments made in connection with the settlement of the hedge contracts) less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment cost and lease development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP")) of the underlying properties times 80% (term net profits interest percentage). In addition, the Trust was entitled to receive 80% of all payments received by MV Partners upon settlement of the hedge contracts prior to their termination. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust's net profits interest.

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

        No new accounting pronouncements have been adopted or issued during the year ended December 31, 2012 that would impact the financial statements of the Trust.

2.     Cash equivalents

        For purposes of these statements, the Trust considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

3.     Use of estimates

        The preparation of financial statements requires estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

        Significant estimates affecting these financial statements include estimates of proved oil and gas reserves, which are used to compute the Trust's amortization of net profits interest.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE C—NET PROFITS INTEREST

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and is calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

NOTE D—INCOME FROM NET PROFITS INTEREST AND HEDGE ACTIVITIES

	Year ended December 31,
	2010	2011	2012
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$40,639,962	$50,418,854	$51,486,207
Amounts received to settle hedges	18,183	—	—

Total of cash receipts over cash disbursements	40,658,145	50,418,854	51,486,207
Times net profits interest over the term of the Trust	80%	80%	80%

Income from net profits interest and hedge activities before reserve adjustments	32,526,515	40,335,083	41,188,965
MV Partners reserve for future capital expenditures(2)	—	250,000	350,000

Income from net profits interest and hedge activities(3)	$32,526,515	$40,585,083	$41,538,965

(1)
Pursuant to the conveyance of the net profits interest, direct operating expenses, lease equipment and development costs, and payments made to settle hedges are deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. There was a reserve of $750,000 at December 31, 2010. During 2011, MV Partners released and paid to the Trust a net of $250,000 reserved for future capital expenditures. The reserve balance was $500,000 at December 31, 2011. During 2012, MV Partners released and paid to the Trust a net of $350,000 reserved for future capital expenditures. The reserve balance was $150,000 at December 31, 2012.

(3)
The income from net profits interest and hedge activities is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production; thus, the cash received by the Trust during the year ended December 31, 2010 substantially represents the cash received for production by MV Partners from September 2009 through August 2010 and the cash received by the Trust during the year ended December 31, 2011 substantially represents the cash received for production by MV Partners from September 2010 through August 2011, and the cash received by the Trust during the year ended December 31, 2012 substantially represents the production by MV Partners from September 2011 through August 2012.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME FROM NET PROFITS INTEREST AND HEDGE ACTIVITIES (Continued)

        MV Partners entered into certain hedge contracts related to the oil production from the underlying properties for the year 2010. Such contracts were at prices ranging from $63 to $69 per barrel of oil, and hedged approximately 70% of expected production sold from the underlying properties that are classified as proved developed producing in the reserve report. MV Partners has not entered into any hedge contracts relating to oil volumes expected to be produced after 2010, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into new hedging arrangements for the benefit of the Trust.

        For the years ended December 31, 2010, 2011 and 2012, MV Purchasing purchased 72%, 74% and 76%, respectively, of the production sold from the underlying properties. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

        As of December 31, 2012, cumulatively, since inception, the Trust has received payment for 4,777,778 net barrels of oil equivalent (unaudited).

NOTE G—RELATED PARTY TRANSACTIONS

        The Trust has entered into an administrative services agreement with MV Partners that obligates the Trust, throughout the term of the Trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the Trust relating to the net profits interest. The annual fee was a total of $70,191, $72,999 and $75,919 for 2010, 2011 and 2012, respectively, which will increase by 4% each year. During the years ended December 31, 2010, 2011 and 2012, the Trust paid MV Partners $70,191, $54,749 and $94,169, respectively, for administrative services during calendar years 2010, 2011 and 2012, respectively. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and MV Partners.

        The Trust has entered into a Trust Agreement with the Trustee that obligates the Trust, throughout the term of the Trust, to pay to the Trustee a quarterly fee. The annual fee was a total of $150,000 for each of 2010, 2011 and 2012. The Trust Agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of a majority of the Trust unitholders.

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2010, 2011 and 2012, the Trust did not borrow any money, and there were no prior borrowings that had not been repaid. Since the Trust uses the modified cash basis of accounting, a liability has not been recorded for any advances from MV Partners. The net advance is shown as an addition to Trust Corpus when the borrowing is made and is shown as a reduction to Trust Corpus when it is repaid.

        In April 2011, MV Partners provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

NOTE I—OTHER EVENTS

        As publicly reported, on July 22, 2008, SemCrude, L.P. ("SemCrude") and certain of its affiliates (collectively, the "SemGroup"), including Eaglwing, L.P. ("Eaglwing"), filed voluntarily petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Eaglwing purchased substantially all of the crude oil production of the underlying properties for the month of June 2008 and for the first 18 days of July 2008, after which date further sales to Eaglwing were terminated. In April 2010, MV Partners received payment of $5,627,233, representing 100% of its claims for sales to Eaglwing in July 2008. Because MV Partners received this payment in April 2010, such amount was

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE I—OTHER EVENTS (Continued)

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

Subsequent event

        The first quarterly distribution for 2013 was $7,820,000, or $0.68 per Trust unit, and was made on January 25, 2013 to Trust unitholders owning Trust units as of January 15, 2013. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2012 through December 31, 2012.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        The Trust is required to disclose proved reserves in accordance with the SEC's reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2010, 2011 and 2012 has been presented in accordance with these rules.

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2010, 2011 and 2012 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the managers of MV Partners who operate the underlying properties, in accordance with the SEC's rules and definitions. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil, natural gas, and natural gas liquids reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

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

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)
Proved reserves
Balance at December 31, 2009	8,683,182	581,870	31,162

Revisions of previous estimates	305,469	21,720	8,462
Production	(756,497)	(61,955)	(3,391)

Balance at December 31, 2010	8,232,154	541,635	36,233

Revisions of previous estimates	246,355	115,661	(1,192)
Production	(728,847)	(56,350)	(3,247)

Balance at December 31, 2011	7,749,662	600,946	31,794

Revisions of previous estimates	67,377	(62,975)	(6,209)
Production	(710,731)	(55,948)	(2,845)

Balance at December 31, 2012	7,106,308	482,023	22,740

Proved developed reserves
December 31, 2009	7,396,975	581,870	31,162

December 31, 2010	7,282,636	541,635	36,233

December 31, 2011	6,813,585	600,946	31,794

December 31, 2012	6,269,947	482,023	22,740

Proved undeveloped reserves
December 31, 2009	1,286,207	—	—

December 31, 2010	949,518	—	—

December 31, 2011	936,077	—	—

December 31, 2012	836,361	—	—

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Estimates of future net cash flows from proved reserves of crude oil, natural gas, and natural gas liquids are computed using the average, first-day-of-the-month price during the 12-month period for 2010, 2011 and 2012.

	2010	2011	2012
Future cash inflows	$599,119,450	$694,150,100	$624,812,850
Future costs
Production	(215,522,675)	(226,081,450)	(212,128,200)
Development	(10,534,800)	(10,426,800)	(9,754,800)

Future net cash flows	373,061,975	457,641,850	402,929,850
Less 10% discount factor	(148,162,450)	(178,049,325)	(150,491,625)

Standardized measure of discounted future net cash flows	$224,899,525	$279,592,525	$252,438,225

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

	2010	2011	2012
Standardized measure at beginning of year	$146,865,913	$224,899,525	$279,592,425
Net proceeds to the Trust	(32,526,516)	(40,335,083)	(41,188,965)
Net payments made to settle hedge contracts	(5,892,417)	(3,017,030)	—
Amounts received to settle hedges	14,546	—	—

Net proceeds to the Trust, exclusive of net payments made to settle hedge contracts	(38,404,387)	(43,352,113)	(41,188,965)
Net changes in price and production costs	77,792,205	63,347,878	(10,255,405)
Changes in estimated future development costs	(335,430)	(666,562)	(1,345,992)
Development costs incurred during the year	1,907,600	792,000	1,853,200
Revisions of quantity estimates	8,689,760	9,009,914	2,455,180
Accretion of discount	14,686,591	22,489,953	27,959,243
Changes in production rates, timing and other	13,697,273	3,071,830	(6,631,461)

Standardized measure at end of year	$224,899,525	$279,592,425	$252,438,225

        The average, first-day-of-the-month price during the 12-month period for 2010, 2011 and 2012 used in determining future net revenues related to the standardized measure calculation are as follows:

	2010	2011	2012
Oil (per Bbl)	$72.33	$89.09	$87.61
Gas (per Mcf)	$3.97	$3.97	$2.64
NGL (per Bbl)	$42.41	$42.33	$42.03

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE L—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2012:
Income from net profits interest and hedge activities	$9,655	$11,891	$11,127	$8,866
Distributable income	$9,545	$11,730	$10,925	$8,625
Distributions per unit	$0.8300	$1.0200	$0.9500	$0.7500
2011:
Income from net profits interest and hedge activities	$7,941	$9,683	$12,195	$10,766
Distributable income	$7,763	$9,430	$11,845	$10,638
Distributions per unit	$0.6750	$0.8200	$1.0300	$0.9250

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

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 31, 2012, there has been no change in the trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee's internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

        As of December 31, 2012, the trustee assessed the effectiveness of the trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

        Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements of the trust included in this annual report on Form 10-K, has also audited the effectiveness of the trust's internal control over financial reporting as of December 31, 2012, as stated in their accompanying report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
MV Oil Trust

        We have audited the internal control over financial reporting of MV Oil Trust (the "Trust") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of the management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and trust corpus of the Trust as of December 31, 2012, and the related statements of distributable income and changes in trust corpus for the year then ended, and our report dated March 15, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Wichita, Kansas
March 15, 2013

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the trust units to file with the SEC reports regarding their ownership and changes in ownership of the trust units. The trustee believes that, during 2012, the trust's 10 percent unitholders complied with all Section 16(a) filing requirements. In making these statements, the trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the trust.

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

Item 11.    Executive Compensation.

        During the years ended December 31, 2012, 2011 and 2010 the trustee received compensation from the trust in the amount of $150,000 each year. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 12, 2013 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
MV Energy, LLC(2)	2,875,000	25.0%
VAP-I, LLC(2)	1,437,500	12.5%

(1)
Based on 11,500,000 trust units outstanding as of March 12, 2013.

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

Administrative Services Agreement

        The trust has entered into an administrative services agreement with MV Partners that obligates the trust, throughout the term of the trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the trust relating to the net profits interest. The annual fee was a total of $75,919 for 2012, which will increase by 4% each year. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and MV Partners.

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

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2011 and 2012 and fees billed for other services rendered by Grant Thornton LLP.

	2011	2012
Audit fees	$200,000	$210,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$200,000	$210,000

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)
  (1)  Financial Statements

        The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:

  (a)
  (2)  Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (a)
  (3)  Exhibits

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

MV OIL TRUST
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., AS TRUSTEE
By:	/s/ MICHAEL J. ULRICH Michael J. Ulrich Vice President

March 15, 2013

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