Form 10-K
period 2013-12-31
MV Oil Trust
filed 2014-03-13
CIK 1371782

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the 8,625,000 Units of Beneficial Interest in MV Oil Trust held by non-affiliates of the registrant, computed using the closing sales price of $31.40 on June 28, 2013, was approximately $270,825,000.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 12, 2014, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

Documents Incorporated By Reference: None

ii

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, which we refer to as this "Form 10-K," contains forward-looking statements about MV Partners, LLC, which we refer to herein as "MV Partners," and MV Oil Trust, which we refer to herein as the "trust," that are subject to risks and uncertainties and that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the "Exchange Act". All statements other than statements of historical fact included in this document, including, without limitation, statements under "Business" and "Risk Factors" regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of MV Partners and the trust, are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Forward-looking statements are subject to risks and uncertainties and include statements pertaining to future development activities and costs and other statements in this Form 10-K that are prospective and constitute forward-looking statements.

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

        Henry Hub—The final settlement price (in USD per MMBtu) for the New York Mercantile Exchange's Henry Hub natural gas futures contract for the month in which a relevant cargo's delivery window is scheduled to begin.

        MBbl—One thousand barrels of crude oil or other liquid hydrocarbons.

        MBoe—One thousand barrels of oil equivalent.

        Mcf—One thousand standard cubic feet of natural gas.

        MMBbls—One million barrels of crude oil or other liquid hydrocarbons.

        MMBoe—One million barrels of oil equivalent.

        MMBtu—One million British Thermal Units.

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

        The Financial Accounting Standards Board requires disclosure of standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities per accounting literature for extractive activities—oil and gas, as follows: A standardized measure of discounted future net cash flows relating to an enterprise's interests in (a) proved oil and gas reserves and (b) oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the enterprise participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves shall be disclosed as of the end of the year. The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes. The following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed:

          a.     Future cash inflows. These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2011, 2012 and 2013 of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

PART I

Item 1.    Business.

General

        MV Oil Trust, which we refer to herein as the "trust," was formed in August 2006, by MV Partners, LLC, which we refer to as "MV Partners." Much of the information disclosed herein has been provided to the trust by MV Partners, including information associated with the underlying properties such as production and well counts, major producing areas, customer relationships, competition, marketing and post-production services, and certain information on which reserve data is based.

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

        The trustee does not maintain a website for filings by the trust with the Securities and Exchange Commission, which we refer to herein as the "SEC." Electronic filings by the trust with the SEC are available free of charge through the SEC's website at www.sec.gov and at http://mvo.investorhq.businesswire.com.

        On January 24, 2007, MV Partners and the trust completed an initial public offering of units of beneficial interest in the trust, which we refer to herein as the "trust units." In connection with the completion of the initial public offering of trust units, on January 24, 2007, MV Partners conveyed a term net profits interest to the trust that represents the right to receive 80% of the net proceeds (calculated as described below) from all of MV Partners' interests in oil and natural gas properties as of January 24, 2007, which is referred to herein as the "net profits interest." These properties are located in the Mid-Continent region in the States of Kansas and Colorado. MV Partners' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of January 24, 2007, is referred to herein as the "underlying properties." As of December 31, 2013, the underlying properties produced predominantly oil from approximately 1,000 wells, and the projected reserve life of the underlying properties was over 50 years. Based on the summary prepared by Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, who we refer to as "CG&A", of its reserve report as of December 31, 2013 for the trust, which is summarized herein under "—Description of the Underlying Properties—Reserves" and is referred to herein as the "reserve report," the net profits interest would entitle the trust to receive net proceeds from the sale of production of not less than 11.5 MMBoe of proved reserves during the term of the trust, calculated as 80% of the proved reserves attributable to the underlying properties expected to be produced during the term of the trust. Of these reserves, approximately 87% were classified as proved developed producing reserves as of December 31, 2013. Production volumes from the underlying properties for the year ended December 31, 2013 were approximately 99% oil and approximately 1% natural gas and natural gas liquids. The underlying properties are all located in mature fields that are characterized by long production histories and numerous additional development opportunities to help reduce the natural decline in production from the underlying properties.

        The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2013, cumulatively, since inception, the trust has received payment for approximately 5.5 MMBoe of the trust's 11.5 MMBoe interest. The gross proceeds used to calculate the net profits interest is based on prices realized for oil, natural gas and natural gas liquids attributable to the underlying properties for each calendar quarter during the term of the net profits interest. In connection with the conveyance of the net profits interest, on January 24, 2007, MV Partners assigned to the trust the right to receive 80% of all amounts payable to MV Partners from hedge contract counterparties upon monthly settlements of the hedge contracts. In calculating the net proceeds used to calculate the net profits interest, MV Partners deducts from the gross proceeds from the underlying properties all lease operating expenses, maintenance expenses and capital expenditures (including the cost of workovers and recompletions, drilling costs and development costs), amounts that may be reserved for future capital expenditures (which reserve amounts may not exceed $1.0 million in the aggregate at any given time), post-production costs and production and property taxes paid by MV Partners.

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

        The trust will make quarterly cash distributions of substantially all of its quarterly cash receipts, after deduction of fees and expenses for the administration of the trust and any cash the trustee decides to hold as a reserve against future expenses, to holders of its trust units during the term of the trust. Because payments to the trust will be generated by depleting assets and the trust has a finite life with the production from the underlying properties diminishing over time, a portion of each distribution will represent a return of the original investment in the trust units.

        The trust was created to acquire and hold the net profits interest for the benefit of the trust unitholders. The net profits interest is passive in nature and neither the trust nor the trustee has any control over or responsibility for costs relating to the operation of the underlying properties. The business and affairs of the trust are managed by the trustee, and MV Partners and its affiliates have no ability to manage or influence the operations of the trust. The underlying properties, for which MV Partners is designated as the operator, are currently operated on a contract operator basis by Vess Oil Corporation, which we refer to herein as "Vess Oil," and Murfin Drilling Company, Inc., which we refer to herein as "Murfin Drilling," each of which is an affiliate of MV Energy, LLC, which we refer to herein as "MV Energy," the sole manager of MV Partners. MV Partners does not, as a matter of course, make public projections as to future sales, earnings or other results relating to the underlying properties.

Description of the Trust Units

        Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 11,500,000 trust units outstanding as of March 12, 2014.

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

        Unless otherwise advised by counsel or the Internal Revenue Service, which we refer to herein as the "IRS," the trustee will treat the income and expenses of the trust for each quarter as belonging to the trust unitholders of record on the quarterly record date. For federal income tax purposes, trust unitholders must take into account items of income, gain, loss, deduction and credit consistent with their methods of accounting and without regard to the taxable year or accounting method employed by the trust and without regard to the quarter in which the trust makes distributions related to those items to the trust unitholders. Variances between taxable income and cash distributions may occur. For example, the trustee could establish a reserve in one quarter using funds that would be included in income in the quarter in which the reserve is created but may not result in a tax deduction or a distribution until a later quarter or possibly in a later taxable year. Similarly, the trustee could also make a payment in one quarter that would be amortized for income tax purposes over several quarters. See "—Federal Income Tax Matters."

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

        "Gross proceeds" mean the aggregate amount received by MV Partners from sales of oil, natural gas and natural gas liquids produced from the underlying properties (other than amounts received for certain future non-consent operations).

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

        As is customary in the oil and natural gas industry, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $2.8 million in 2011, $2.9 million in 2012 and $3.1 million in 2013 for all of the underlying properties for which MV Partners was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

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

        In addition, MV Partners may, without the consent of the trust unitholders, require the trust to release the net profits interest associated with any lease that accounts for less than or equal to 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the trust of $500,000. These releases will be made only in connection with a sale by MV Partners of the relevant underlying properties and are conditioned upon the trust receiving an amount equal to the fair market value to the trust of such net profits interest. Any net sales proceeds paid to the trust are distributable to trust unitholders for the quarter in which they are received.

        As the designated operator of the properties comprising the underlying properties, MV Partners may enter into farm-out, operating, participation and other similar agreements to develop the property. MV Partners may enter into any of these agreements without the consent or approval of the trustee or any trust unitholder.

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

Federal Income Tax Matters

        The following is a summary of certain federal income tax matters that may be relevant to trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended, which we refer to herein as the "Code," existing and proposed Treasury regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes or different interpretation at any time, possibly with retroactive effect. No attempt has been made in the following summary to comment on all federal income tax matters affecting the trust or the trust unitholders.

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

Classification and Taxation of the Trust

        Tax counsel to the trust advised the trust at the time of formation that, for federal income tax purposes, in its opinion the trust will be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS with respect to the federal income tax treatment of the trust, including as to the status of the trust as a grantor trust for such purposes. Thus, no assurance can be provided that the tax treatment of the trust would be sustained by a court if contested by the IRS or another taxing authority. The remainder of the discussion below is based on tax counsel's opinion, at the time of formation, that the trust will be classified as a grantor trust for federal income tax purposes. As a grantor trust, the trust will not be subject to federal income tax at the trust level. Rather, each trust unitholder will be considered for federal income tax purposes to own its proportionate share of the trust's assets directly as though no trust were in existence. The income of the trust is deemed to be received or accrued by the trust unitholder at the time such income is received or accrued by the trust, rather than when distributed by the trust. Each trust unitholder will be subject to tax on its proportionate share of the income and gain attributable to the assets of the trust and will be entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the trust, subject to applicable limitations, in accordance with the trust unitholder's taxable year and tax method of accounting and without regard to the taxable year or accounting method employed by the trust.

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

Classification of the Net Profits Interest

        Tax counsel to the trust also advised the trust at the time of formation that, for federal income tax purposes, based upon representations made by MV Partners regarding the expected economic life of the underlying properties and the expected duration of the net profits interest, in its opinion the net profits interest should be treated as a "production payment" under Section 636 of the Code or otherwise as a debt instrument. On the basis of that advice, the trust will treat the net profits interest as indebtedness subject to Treasury regulations applicable to contingent payment debt instruments, and by purchasing trust units, a trust unitholder agrees to be bound by the trust's application of those regulations, including the trust's determination of the rate at which interest is deemed to accrue on the net profits interest. No assurance can be given that the IRS or another taxing authority will not assert that the net profits interest should be treated differently. Any such different treatment could affect the amount, timing and character of income, gain or loss in respect of an investment in trust units and could require a trust unitholder to accrue income at a rate different than that determined by the trust.

Widely Held Fixed Investment Trust Reporting Information

        The trustee assumes that some trust units are held by middlemen, as such term is broadly defined in Treasury regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-855-802-1094, is the representative of the trust that will provide tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding trust units on behalf of trust unitholders, and not the trustee of the trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Trust unitholders whose trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the trust units. Any generic tax information provided by the trustee of the trust is intended to be used only to assist trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2013 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at http://mvo.investorhq.businesswire.com.

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

Reserves

        The engineering departments of each of Vess Oil and Murfin Drilling, which together manage MV Partners and operate the underlying properties on behalf of MV Partners, maintain oversight and compliance responsibility for the internal reserve estimate process and, in accordance with internal policies and procedures, provide appropriate data to independent third party engineers for the annual estimation of year-end reserves. These engineering departments accumulate historical production data for the underlying properties, calculate historical lease operating expenses and differentials, update working interests and net revenue interests, and obtain logs, 3-D seismic and other geological and geophysical information. This data is forwarded to CG&A, thereby allowing CG&A to prepare estimated proved reserves in their entirety based on such data.

        Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2011, 2012 and 2013 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Senior Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A's preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 22 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).

        Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2011, 2012 and 2013 is presented consistent with these requirements.

        Proved Reserves of MV Oil Trust.    The following table sets forth, as of December 31, 2013, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Oil equivalents (MBoe)
Proved Developed	5,947	526	18	6,047
Proved Undeveloped	853	—	—	853
Total Proved	6,800	526	18	6,900

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

        The following table summarizes the changes in estimated proved reserves of the trust for the periods indicated.

	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2010	8,232	542	36	8,346

Revisions of previous estimates	247	115	(1)	264
Production	(729)	(56)	(3)	(740)

Balance, December 31, 2011	7,750	601	32	7,870

Revisions of previous estimates	67	(63)	(6)	53
Production	(711)	(56)	(3)	(722)

Balance, December 31, 2012	7,106	482	23	7,201

Revisions of previous estimates	377	97	(3)	391
Production	(683)	(53)	(2)	(692)

Balance, December 31, 2013	6,800	526	18	6,900

Proved Developed Reserves:
Balance, December 31, 2010	7,282	542	36	7,396
Balance, December 31, 2011	6,814	601	32	6,934
Balance, December 31, 2012	6,270	482	23	6,365
Balance, December 31, 2013	5,947	526	18	6,047
Proved Undeveloped Reserves:
Balance, December 31, 2010	950	—	—	950
Balance, December 31, 2011	936	—	—	936
Balance, December 31, 2012	836	—	—	836
Balance, December 31, 2013	853	—	—	853

        The reserves above represent the trust's 80% net profits interest in the underlying properties for the remainder of the term of the trust.

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the underlying properties as of December 31, 2013 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2013 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	7,373.2	60.6	1,065.8	8,499.5
Gas (MMcf)	517.0	141.0	0.0	658.0
NGL (MBbl)	23.0	0.0	0.0	23.0
Revenue
Oil	$661,227.8	$5,430.6	$95,580.6	$762,239.2
Gas	1,641.6	517.5	0.0	2,159.1
NGL	965.4	0.0	0.0	965.4
Severance Taxes	3,898.0	264.9	4,110.4	8,273.2
Ad Valorem Taxes	19,886.1	171.3	2,867.4	22,924.8
Operating Expenses	173,036.2	749.1	9,270.8	183,056.1
Workover Expenses	11,295.9	0.0	0.0	11,295.9
COPAS	36,120.4	149.5	1,789.2	38,059.1
Investments	0.0	1,004.0	10,924.5	11,928.5
80% NPI Net Operating Income(1)	$335,678.8	$2,887.4	$53,294.7	$391,860.8
80% Net Profits Interest (NPI)(2)	$214,271.0	$1,748.7	$33,983.7	$250,003.4

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

        Oil and gas prices were adjusted to a WTI Cushing oil price of $96.78 per Bbl and a Henry Hub natural gas price of $3.670 per MMbtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2013. The price adjustments were based on oil price differentials forecast at -$7.10 per Bbl for all properties. Oil price differentials were not escalated. Gas and NGL price differentials were forecast on a per property basis as provided by MV Partners and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by MV Partners. Expenses and investments were held constant in accordance with SEC rules and guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue, except for those Kansas producing properties that are severance tax exempt. Ad valorem taxes of 3.0% of total revenue were applied to each property as provided by MV Partners. Oil and gas conservation tax rates were applied to all Kansas properties at the applicable rates.

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

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and eastern Colorado. The following is a summary of the approximate acreage of the underlying properties at December 31, 2013.

	Gross	Net
	(acres)
Developed Acreage:
El Dorado Area	15,365	15,353
Northwest Kansas Area	11,885	11,840
Other	20,350	16,649

Total	47,600	43,842

Undeveloped Acreage:	—	—

        The following is a summary of the producing wells on the underlying properties as of December 31, 2013:

	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	915	898	64	9	979	907
Natural gas	5	4	1	—	6	4

Total	920	902	65	9	985	911

        The following is a summary of the number of developmental wells drilled by MV Partners on the underlying properties during the last three years. MV Partners did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2011		2012		2013
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	8	8	7	7	5	5
Natural gas wells	—	—	—	—	—	—
Non-productive	0	0	3	3	4	4

Total	8	8	10	10	9	9

        During the years ended December 31, 2011, 2012 and 2013, MV Partners drilled, completed and commenced production with respect to 8, 7 and 5 wells, respectively, on the underlying properties. As of December 31, 2013, no wells were being drilled. Capital expenditures associated with proved undeveloped reserves for the year ended December 31, 2013, were $0.83 million. MV Partners continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program."

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Sales volumes for natural gas liquids during the periods presented were not significant.

	Year Ended December 31,
	2011	2012	2013
Sales prices:
Oil (per Bbl)	$88.31	$87.68	$91.65
Natural gas (per Mcf)	$3.56	$2.55	$3.44
Lease operating expense (per Boe)	$16.82	$17.70	$18.23
Lease maintenance (per Boe)	$2.10	$2.67	$2.81
Lease overhead (per Boe)	$3.09	$3.30	$3.69
Production and property taxes (per Boe)	$3.56	$3.93	$3.58

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

        El Dorado Field.    The El Dorado Field is located atop the Nemaha Ridge in Central Butler County, Kansas and was first discovered in 1915. Up to 15 horizons have been reported to contain hydrocarbons, ranging from the Admire Sands, at a depth of 650 feet, to the Arbuckle Dolomite, at a depth of 2,500 feet. The primary producing intervals are the Admire, Lansing-Kansas City, Viola, Simpson and Arbuckle. Cumulative production of all producers from the El Dorado Field has exceeded 300 MMBbls of oil with production peaking between 1916 and 1918, reaching 116,000 Bbls per day in 1918.

        Augusta Field.    The Augusta Field is on a trend similar to the nearby El Dorado Field and strikes northeast parallel to the Nemaha Ridge. The field was discovered in 1914 and covers approximately 10 square miles of Butler County, Kansas. The primary producing interval has been the Arbuckle with additional production coming from the Simpson and Lansing-Kansas City intervals. Cumulative production of all producers from the Augusta Field has exceeded 48 MMBbls of oil. The Augusta Field is largely an extension of the El Dorado Field and has very similar geological characteristics.

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

        Valley Center Field.    The Valley Center Field was discovered in 1928 and covers approximately 60 square miles of Sedgwick County, Kansas. Production is primarily from the Viola interval, which is located at an average depth of 2,500 feet. Cumulative production of all producers from the Valley Center Field has exceeded 25 MMBbls of oil. The Valley Center Field has similar geological characteristics as the El Dorado Field.

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

        Bemis-Shutts Field.    The Bemis-Shutts Field is located on the Fairport Anticline within the Central Kansas Uplift and was discovered in 1928. The field consists of 17,080 acres in northeastern Ellis and southeastern Rooks Counties, Kansas. Production has been from multiple pay zones with the primary formation being the Arbuckle interval at a depth of 3,300 feet and the Lansing-Kansas City interval at a depth of 2,800 feet. Cumulative production of all producers from the Bemis-Shutts Field has exceeded 248 MMBbls of oil.

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

        Trapp Field.    The Trapp Field consists of 35,900 acres in Russell and Barton Counties, Kansas and was discovered in 1929. Production has primarily been from the Lansing-Kansas City and Shawnee limestones and the Arbuckle dolomite. Cumulative production of all producers from the Trapp Field has exceeded 239 MMBbls of oil.

        Hansen and Ray Fields.    The Hansen Field is located along the crest of the Stuttgart-Huffstutor Anticline and was discovered in 1943. Production from this field has primarily come from the Lansing-Kansas City limestone. Cumulative production of all producers from the Hansen Field has exceeded 9.2 MMBbls of oil.

        The Ray Field is located on the eastern flank of the Central Kansas Uplift and was discovered in 1940. Production has primarily been from the Arbuckle dolomite and the Gorham sands with additional production from the Lansing-Kansas City interval along the eastern flank of the field. Cumulative production of all producers from the Ray Field has exceeded 18 MMBbls of oil.

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

        Vess Oil and Murfin Drilling, as contract operators, generally sell production from the underlying properties to several purchasers, including MV Purchasing, LLC, which we refer to herein as "MV Purchasing," under short-term arrangements using market sensitive pricing. MV Purchasing is majority owned by the indirect equity owners of MV Partners. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Two purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2011, 2012 and 2013, MV Purchasing purchased 74%, 76% and 75%, respectively, of the production sold from the underlying properties. MV Partners does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on MV Partners' business.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. MV Partners sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by MV Partners for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2011, 2012 and 2013 were $6.91, $6.60 and $6.44 per barrel, respectively.

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

Sale and Abandonment of Underlying Properties

        MV Partners and any transferee of any of the underlying properties will have the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between MV Partners and the trust in determining whether a well is capable of producing in commercially paying quantities, MV Partners is required under the conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. For the years ended December 31, 2011, 2012 and 2013, MV Partners plugged and abandoned 13, 15 and 17 wells, respectively, based on its determination that such wells were no longer economical to operate or restore to production.

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

        MV Partners believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the trust unitholders. For instance, MV Partners did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2011, 2012 and 2013. Additionally, MV Partners has informed the trust that MV Partners is not aware of any environmental issues or claims that will require material capital expenditures during 2014. However, there is no assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on the operations of the underlying properties and cash distributions to trust unitholders.

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

        Crude oil prices have been volatile during the last several years and in 2013, ranged from a high of $110.53 to a low of $86.68. The NYMEX crude oil spot prices per Bbl were $98.83, $91.82 and $98.42 as of December 31, 2011, 2012 and 2013, respectively. Neither MV Partners nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of MV Partners and the financial condition of the trust could be materially and adversely affected.

        Although MV Partners was permitted to, and did enter into, hedge contracts relating to a portion of the oil volumes expected to be produced from the underlying properties, those hedge contracts expired in 2010, and MV Partners has not entered into any hedge contracts relating to oil volumes, and the terms of the conveyance of the net profits interest prohibit MV Partners from entering into hedging arrangements for the benefit of the trust. As a result, the amounts of cash distributions by the trust may fluctuate significantly as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the effects of any changes in commodity prices.

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

        The value of the trust units and the amount of future cash distributions to the trust unitholders will depend upon, among other things, the accuracy of the production and reserves estimated to be attributable to the underlying properties and the net profits interest. Estimating production and reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the underlying properties could vary both positively and negatively from estimates and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating production and reserves. Those factors and assumptions include:

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

        The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. As part of its development plan for the underlying properties, MV Partners expects to drill 29 development wells and conduct recompletion and workover operations on existing wells included in the underlying properties over the five years ending December 31, 2018. See "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program" for a description of MV Partners' development plans. Shortages of field personnel and equipment or price increases could significantly decrease the amount of cash available for distribution to the trust unitholders, or restrict the ability of MV Partners to drill the wells and conduct the operations which it currently has planned for the underlying properties.

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

        The net proceeds payable to the trust from the net profits interest are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves attributable to the underlying properties will decline over time. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. Based on the estimated production volumes in the reserve report, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average annual rate of approximately 6.1% over the next 20 years assuming no additional developmental drilling or other capital expenditures are made after 2017 on the underlying properties. The anticipated rate of decline is an estimate and actual decline rates may vary from those estimated. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest).

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

        As of the date this Form 10-K, the two members of MV Partners, MV Energy and VAP-I, LLC ("VAP-I"), owned 25% of the outstanding trust units. The two members of MV Partners may use some or all of the remaining trust units they own for a number of corporate purposes, including:

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

        The trading price for publicly traded securities similar to the trust units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the trust will vary in response to numerous factors outside the control of the trust, including prevailing prices for sales of oil, natural gas and natural gas liquid production from the underlying properties. Consequently, the market price for the trust units may not necessarily be indicative of the value that the trust would realize if it sold the net profits interest to a third-party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the trust are depleting assets, a portion of each cash distribution paid on the trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a trust unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the trust unitholder.

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

        Currently, an individual having modified adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) is subject to a "Medicare tax" equal generally to 3.8% of the lesser of such excess or the individual's net investment income, which appears to include interest income derived from investments such as the trust units as well as any net gain from the disposition of trust units.

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

	High	Low	Cash Distributions
2012
First Quarter (January 1, 2012 through March 31, 2012)	$44.38	$38.00	$0.830
Second Quarter (April 1, 2012 through June 30, 2012)	$43.43	$31.30	$1.020
Third Quarter (July 1, 2012 through September 30, 2012)	$38.17	$31.68	$0.950
Fourth Quarter (October 1, 2012 through December 31, 2012)	$36.94	$22.16	$0.750
2013
First Quarter (January 1, 2013 through March 31, 2013)	$29.28	$24.04	$0.680
Second Quarter (April 1, 2013 through June 30, 2013)	$32.32	$26.15	$0.870
Third Quarter (July 1, 2013 through September 30, 2013)	$32.60	$26.20	$0.690
Fourth Quarter (October 1, 2013 through December 31, 2013)	$30.57	$23.50	$0.980

        As of March 5, 2014, the 11,500,000 units outstanding were held by 10 unitholders of record.

        Each quarter, the trustee determines the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the trustee) that quarter, less the trust's expenses for that quarter. Available funds will also be reduced by any cash that the trustee decides to hold as a reserve against future expenses. It is expected that quarterly cash distributions during the term of the trust will be made by the trustee on or before the 25th day of the month following the end of each quarter to the trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day).

Equity Compensation Plans

        The trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

        There were no equity securities sold by the trust during the year ended December 31, 2013 that were not registered under the Securities Act of 1933, as amended, which we refer to herein as the "Securities Act."

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2013.

Item 6.    Selected Financial Data.

        The following table sets forth selected data for the trust as of December 31, 2009, 2010, 2011, 2012 and 2013, and for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 based on the audited statements of assets and trust corpus as of December 31, 2009, 2010, 2011, 2012 and 2013 and the audited statements of distributable income for the years ended December 31, 2009, 2010, 2011, 2012 and 2013.

	For the Year Ended
	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
Net profits income	$19,024,707	$32,526,515	$40,585,083	$41,538,965	$37,876,668
Distributable income	$17,944,404	$31,682,500	$39,675,000	$40,825,000	$37,030,000
Distributions per trust unit	$1.5604	$2.7550	$3.4500	$3.5500	$3.2200
Total assets at year end	$39,432,385	$36,121,659	$33,191,655	$30,068,995	$27,292,083

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The trust's purpose is, in general, to hold the net profits interest to distribute to the trust unitholders cash that the trust receives in respect of the net profits interest and to perform certain administrative functions in respect of the net profits interest and the trust units. The trust derives substantially all of its income and cash flows from the net profits interest.

Critical Accounting Policies

        The trust uses the modified cash basis of accounting to report receipts by the trust of the net profits interest and payments of expenses incurred. The net profits interest represents the right to receive revenues (oil, gas and natural liquid gas sales) less direct operating expenses (lease operating, maintenance and overhead expenses and production and property taxes) and an adjustment for lease equipment cost and lease development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP")) of the underlying properties times 80%. Cash distributions of the trust will be made based on the amount of cash received by the trust pursuant to terms of the conveyance creating the net profits interest.

        The financial statements of the trust, as prepared on a modified cash basis, reflect the trust's assets, trust corpus, earnings and distributions as follows:

  (a)
  Income from the net profits interest is recorded when distributions are received by the trust;

  (b)
  Distributions to trust unitholders are recorded when paid by the trust;

  (c)
  Trust general and administrative expenses (which include the trustee's fees as well as accounting, engineering, legal and other professional fees) are recorded when paid;

  (d)
  Cash reserves for trust expenses may be established by the trustee for certain expenditures that would not be recorded as contingent liabilities under U.S. GAAP;

  (e)
  Amortization of the investment in net profits interest, calculated using the units-of-production method based upon total estimated proved reserves, is charged directly to trust corpus and does not affect distributable income; and

  (f)
  The trust evaluates its investment in the net profits interest periodically to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceed undiscounted future net cash flows attributable to the trust's interests in the proved oil and gas reserves of the underlying properties.

        While these statements differ from financial statements prepared in accordance with U.S. GAAP, the modified cash basis of reporting revenues and distributions is considered most meaningful because quarterly distributions to the trust unitholders are based on net cash receipts received from MV Partners. This comprehensive basis of accounting other than U.S. GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Comparison of Results of the Trust for the Years Ended December 31, 2013 and 2012

        Income for the trust from the net profits interest was $37.9 million for the year ended December 31, 2013 compared to $41.5 million for the year ended December 31, 2012. General and administrative expense for the trust was $0.8 million for 2013 and $0.9 million for 2012. The trust paid administration fees of $0.1 million to MV Partners for each of 2013 and 2012. In addition, the trustee withheld $2,000 and used $158,000 of cash on hand for future trust expenses for the year ended December 31, 2013 and 2012, respectively, which resulted in distributable income of $37.0 million, or $3.220 per unit, in 2012 compared to $40.8 million, or $3.550, per unit in 2012.

        The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the trust during the year ended December 31, 2013 substantially represented the production by MV Partners from September 2012 through August 2013, and the cash received by the trust during the year ended December 31, 2012 substantially represented the production by MV Partners from September 2011 through August 2012. MV Partners computes net proceeds quarterly on a calendar basis and distributes to the trust 80% of the aggregate of such net proceeds attributable to a computation period on or before the 25th day of the month following the computation period. As a result, for the year ended December 31, 2013, the trust's net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2012 through September 30, 2013. For the year ended December 31, 2012, the trust's net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2011 through September 30, 2012.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $47.3 million for the period from October 1, 2012 through September 30, 2013. The trust's net profits interest (80%) of this total was $37.9 million for the year ended December 31, 2013. In addition, during 2013, MV Partners released and paid to the trust a net of $0 of the reserve for future capital expenditures, which resulted in total cash proceeds received by the trust of $37.9 million for the year ended December 31, 2013.

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

        The average price received for crude oil sold during 2013 was $88.10 per Bbl, while the average price received for crude oil sold during 2012 was $88.30 per Bbl. The average price received for natural gas sold during 2013 was $3.29 per Mcf, while the average price received for natural gas sold during 2012 was $3.21 per Mcf. The average prices for 2013 related to production by MV Partners from September 2012 through August 2013, and the average prices for 2012 related to production by MV Partners from September 2011 through August 2012.

        The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from

October 1, 2012 to September 30, 2013 were 688,759 Bbls of oil, 54,662 Mcf of natural gas and 2,155 Bbls of natural gas liquids for a total equivalent barrels of oil of 699,270. The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2011 to September 30, 2012 were 721,869 Bbls of oil, 51,044 Mcf of natural gas and 2,976 Bbls of natural gas liquids for a total equivalent barrels of oil of 732,311.

        As noted above, the amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2013 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2012 through August 2013. The amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2012 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2011 through August 2012.

Comparison of Results of the Trust for the Years Ended December 31, 2012 and 2011

        Income for the trust from the net profits interest was $41.5 million for the year ended December 31, 2012 compared to $40.6 million for the year ended December 31, 2011. General and administrative expense for the trust was $0.9 million for 2012 and $0.7 million for 2011. The trust paid administration fees of $0.1 million to MV Partners for each of 2012 and 2011. In addition, the trustee used $158,000 of cash on hand for future trust expenses for the year ended December 31, 2012 and reserved $184,000 for future trust expenses for the year ended December 31, 2011 which resulted in distributable income of $40.8 million or $3.550 per unit in 2012 compared to $39.7 million or $3.450 per unit in 2011.

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

Historical Results of the Underlying Properties

        The following table sets forth revenues, direct operating expenses and the excess of revenues over direct operating expenses relating to the underlying properties for the three years in the period ended December 31, 2013. The historical results of the underlying properties are not indicative of the future distributions of the trust.

	(unaudited) (in thousands)
	Year ended December 31,
	2011	2012	2013
Revenues:
Oil sales	$80,458	$77,894	$78,295
Natural gas sales	251	178	227
Natural gas liquid sales	214	157	94

Total	80,923	78,229	78,616
Direct operating expenses:
Lease operating expenses	15,564	15,976	15,797
Lease maintenance	1,943	2,408	2,440
Lease overhead	2,859	2,979	3,199
Production and property tax	3,293	3,546	3,105

Total	23,659	24,909	24,541

Excess of revenues over direct operating expenses	$57,264	$53,320	$54,075

        The above table sets forth information as it relates to the underlying properties on the accrual basis, which is the way the books and records are kept. These numbers do not relate to the trust as the trust reports on a modified cash basis. For the year ended December 31, 2011, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2010 through September 30, 2011. For the year ended December 31, 2012, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2011 through September 30, 2012. For the year ended December 31, 2013, the trust's net profits interest represents the cash proceeds received by the trust, which is based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2012 through September 30, 2013.

        The following table provides oil and natural gas sales volumes, average sales prices and capital expenditures relating to the underlying properties for the three years in the period ended December 31, 2013. Sales volumes for natural gas liquids during the periods presented were not significant.

	(unaudited)
	Year ended December 31,
	2011	2012	2013
Operating data:
Sales volumes:
Oil (MBbls)	911	888	854
Natural gas (MMcf)	70	70	66
Average Prices:
Oil (per Bbl)	$88.31	$87.68	$91.65
Natural gas (per Mcf)	$3.56	$2.55	$3.44
Capital expenditures (in thousands):
Property acquisition	$1,506	$2,377	$1,956
Well development	1,006	2,259	1,636

Total	$2,512	$4,636	$3,592

Discussion and Analysis of Historical Results of the Underlying Properties

Comparison of Results of the Underlying Properties for the Years Ended December 31, 2013 and 2012

        Excess of revenues over direct operating expenses for the underlying properties was $54.1 million for the year ended December 31, 2013, compared to $53.3 million for the year ended December 31, 2012. The increase was primarily a result of an increase in total revenue as a result of an increase in the average price received for the oil sold in 2013 offset by a small decrease in production volumes. A decrease in direct operating expenses also contributed to the increase in excess of revenues over direct operating expenses.

        Revenues.    Revenues from oil, natural gas and natural gas liquid sales increased $0.4 million to $78.6 million for the year ended December 31, 2013 compared to $78.2 million for the year ended December 31, 2012. This increase in revenues was primarily the result of an increase in the average price received for crude oil sold from $87.68 per Bbl for the year ended December 31, 2012 to $91.65 per Bbl for the year ended December 31, 2013. This increase in revenues reflects an increase in the average price received for natural gas sold from $2.55 per Mcf for the year ended December 31, 2012 to $3.44 per Mcf for the year ended December 31, 2013.

        Prices.    The average price received for crude oil sold increased from $87.68 per Bbl for the year ended December 31, 2012 to $91.65 per Bbl for the year ended December 31, 2013. The average price received for the crude oil sold increased primarily as a result of an increase in the oil price index on which the sales prices for a majority of the oil production were based. The average price received for natural gas sold increased from $2.55 per Mcf for the year ended December 31, 2012 to $3.44 per Mcf for the year ended December 31, 2013. The average price received for natural gas sold increased as a result of an increase in the natural gas price index on which the sales prices for a majority of the natural gas production were based.

        Volumes.    Sales volumes for crude oil decreased from 888 MBbls for the year ended December 31, 2012 to 854 MBbls for the year ended December 31, 2013. Sales volumes for natural gas decreased from 70 MMcf for the year ended December 31, 2012 to 66 MMcf for the year ended December 31, 2013. The small decrease in overall production sales volumes was less than the natural decline of the underlying properties.

        Direct operating expenses.    Direct operating expenses decreased from $24.9 million for the year ended December 31, 2012 to $24.5 million for the year ended December 31, 2013. This decrease was primarily a result of a decrease in lease operating and production and property tax.

        Lease operating expense decreased from $16.0 million for the year ended December 31, 2012 to $15.8 million for the year ended December 31, 2013. This decrease was primarily the result of a decrease in production quantities due to the natural decline of the properties.

        Production and property tax decreased from $3.5 million for the year ended December 31, 2012 to $3.1 million for the year ended December 31, 2013. This decrease was primarily the result of reduced property tax values due to recent declines in the price of oil at the end of 2012.

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

Liquidity and Capital Resources

        Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust's only use of cash is for distributions to trust unitholders. Administrative expenses include payments to the trustee as well as an annual administrative fee to MV Partners pursuant to the administrative services agreement. Each quarter, the trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust's expenses paid for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. As of December 31, 2013, $119,000 was held by the trustee as such a reserve. The trustee may cause the trust to borrow funds required to pay expenses if the trustee determines that the cash on hand and the cash to be received are insufficient to cover the trust's liabilities. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During each of 2012 and 2013, MV Partners made no advances to the trust for trust expenses.

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

        The development program that MV Partners currently intends to implement over the five years ending December 31, 2018 with respect to the underlying properties categorized as proved undeveloped reserves consists of drilling development wells, recompletion and workover projects, and polymer workovers. The development program that MV Partners currently intends to implement over the next five years with respect to the underlying properties categorized as proved developed non-producing reserves consists of well-reactivation projects, injection well-workover projects, recompletion projects, and well-workover projects.

        MV Partners has undertaken 3-D seismic surveys covering several leases constituting a part of the underlying properties. These leases have over 31 undrilled offset locations of varying quality based on offset production and subsurface mapping. The 3-D data was utilized to refine the subsurface mapping with respect to the size of mapped sink holes and to define smaller structural features along the edges of the main formation reservoir. Using this data, MV Partners has scheduled the drilling of 12 proved undeveloped locations over the five years ending December 31, 2018. MV Partners has expanded its 3-D seismic program into other fields constituting a part of the underlying properties.

        MV Partners expects total capital expenditures for the underlying properties during the five years ending December 31, 2018 will be approximately $11.9 million. Of this total, MV Partners contemplates spending approximately $8.0 million to drill development wells in seven project areas and approximately $3.9 million for recompletion and workovers of existing wells. MV Partners expects that these capital projects will add production that will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties. The trust is not directly obligated to pay any portion of any capital expenditures made with respect to the underlying properties; however, capital expenditures made by MV Partners with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under "Item 1. Business—Computation of Net Proceeds—Net Profits Interest") share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest. As the cash received by the trust in respect of the net profits interest will be reduced by the trust's pro rata share of these capital expenditures, MV Partners expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.

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

Contractual Obligations

        As of December 31, 2013, the trust had no obligations or commitments to make future contractual payments other than the administrative services fee and trustee fee payable to MV Partners and the trustee, respectively. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note G—Related Party Transactions."

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
MV Oil Trust

        We have audited the accompanying statements of assets and trust corpus of MV Oil Trust (the "Trust") as of December 31, 2012 and 2013, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets and trust corpus of MV Oil Trust as of December 31, 2012 and 2013, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2013 on the basis of accounting described in Note B.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
Wichita, Kansas
March 13, 2014

MV OIL TRUST

STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2012	2013
ASSETS
Cash and cash equivalents	$117,516	$119,070
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(20,432,196)	(23,210,662)

Total assets	$30,068,995	$27,292,083

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at December 31, 2012 and 2013	$30,068,995	$27,292,083

STATEMENTS OF DISTRIBUTABLE INCOME

	Year ended December 31,
	2011	2012	2013
Income from net profits interest	$40,585,083	$41,538,965	$37,876,668
Cash on hand used for (withheld for) Trust expenses	(183,637)	157,700	(1,554)
General and administrative(1)	(726,446)	(871,665)	(845,114)

Distributable income	$39,675,000	$40,825,000	$37,030,000

Distributions per Trust unit (11,500,000 Trust units issued and outstanding for 2010, 2011 and 2012)	$3.450	$3.550	$3.220

(1)
Includes $54,749, $94,169 and $78,956 paid to MV Partners, LLC during the years ended December 31, 2011, 2012 and 2013, respectively. Also includes $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2011, $150,100 during the year ended December 31, 2012 and $150,471 during the year ended December 31, 2013.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year ended December 31,
	2011	2012	2013
Trust corpus, beginning of year	$36,121,659	$33,191,655	$30,068,995
Income from net profits interest	40,585,083	41,538,965	37,876,668
Cash distributions	(39,675,000)	(40,825,000)	(37,030,000)
Trust expenses	(726,446)	(871,665)	(845,114)
Amortization of net profits interest	(3,113,641)	(2,964,960)	(2,778,466)

Trust corpus, end of year	$33,191,655	$30,068,995	$27,292,083

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

1.
Basis of accounting

        The Trust uses the modified cash basis of accounting to report Trust receipts of the net profits interest and payments of expenses incurred. The net profits interest represents the right to receive revenues (oil, gas and natural gas liquid sales) less direct operating expenses (lease operating, maintenance and overhead expenses and production and property taxes) and an adjustment for lease equipment cost and lease development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP")) of the underlying properties times 80% (term net profits interest percentage). Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust's net profits interest.

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

          c)     Trust general and administrative expenses (which include the Trustee's fees as well as accounting, engineering, legal and other professional fees) are recorded when paid;

          d)    Cash reserves for Trust expenses may be established by the Trustee for certain expenditures that would not be recorded as contingent liabilities under U.S. GAAP;

          e)    Amortization of the investment in Net Profits Interest, calculated using the units-of-production method based upon total estimated proved reserves, is charged directly to trust corpus and does not affect distributable income; and

          f)     The Trust evaluates its investment in the net profits interest periodically to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceed undiscounted net future cash flows attributable to the Trust's interests in the proved oil and gas reserves of the underlying properties.

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

        No new accounting pronouncements have been adopted or issued during the year ended December 31, 2013 that would impact the financial statements of the Trust.

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

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE C—NET PROFITS INTEREST

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and is calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

NOTE D—INCOME FROM NET PROFITS INTEREST

	Year ended December 31,
	2011	2012	2013
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$50,418,854	$51,486,207	$47,345,836
Times net profits interest over the term of the Trust	80%	80%	80%

Income from net profits interest before reserve adjustments	40,335,083	41,188,965	37,876,668
MV Partners reserve for future capital expenditures(2)	250,000	350,000	—

Income from net profits interest(3)	$40,585,083	$41,538,965	$37,876,668

(1)
Pursuant to the conveyance of the net profits interest, direct operating expenses, lease equipment and development costs, and payments made to settle hedges are deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. The reserve balance was $500,000 at December 31, 2011. During 2012, MV Partners released and paid to the Trust a net of $350,000 reserved for future capital expenditures. The reserve balance was $150,000 at December 31, 2012. During 2013, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $150,000 at December 31, 2013.

(3)
The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production; thus, the cash received by the Trust during the year ended December 31, 2011 substantially represents the cash received for production by MV Partners from September 2010 through August 2011, and the cash received by the Trust during the year ended December 31, 2012 substantially represents the production by MV Partners from September 2011 through August 2012 and the cash received by the Trust during the year ended December 31, 2013 substantially represents the production by MV Partners from September 2012 through August 2013.

        For the years ended December 31, 2011, 2012 and 2013, MV Purchasing purchased 74%, 76% and 75%, respectively, of the production sold from the underlying properties. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

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

        As of December 31, 2013, cumulatively, since inception, the Trust has received payment for 5,477,048 net barrels of oil equivalent (unaudited).

NOTE G—RELATED PARTY TRANSACTIONS

        The Trust has entered into an administrative services agreement with MV Partners that obligates the Trust, throughout the term of the Trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the Trust relating to the net profits interest. The annual fee was a total of $72,999, $75,919 and $78,956 for 2011, 2012 and 2013, respectively, which will increase by 4% each year. During the years ended December 31, 2011, 2012 and 2013, the Trust paid MV Partners $54,749, $94,169 and $78,956, respectively, for administrative services during calendar years 2011, 2012 and 2013, respectively. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and MV Partners.

        The Trust has entered into a Trust Agreement with the Trustee that obligates the Trust, throughout the term of the Trust, to pay to the Trustee a quarterly fee. The annual fee was a total of $150,000 for each of 2011, 2012 and 2013. The Trust Agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of a majority of the Trust unitholders.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2011, 2012 and 2013, the Trust did not borrow any money, and there were no prior borrowings that had not been repaid. Since the Trust uses the modified cash basis of accounting, a liability has not been recorded for any advances from MV Partners. The net advance is shown as an addition to Trust Corpus when the borrowing is made and is shown as a reduction to Trust Corpus when it is repaid.

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

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE I—OTHER EVENTS (Continued)

Subsequent event

        The first quarterly distribution for 2014 was $9,545,000, or $0.83 per Trust unit, and was made on January 24, 2014 to Trust unitholders owning Trust units as of January 15, 2014. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2013 through December 31, 2013.

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        The Trust is required to disclose proved reserves in accordance with the SEC's reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2011, 2012 and 2013 has been presented in accordance with these rules.

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2011, 2012 and 2013 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the managers of MV Partners who operate the underlying properties, in accordance with the SEC's rules and definitions. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil, natural gas, and natural gas liquids reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

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

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)
Proved reserves
Balance at December 31, 2010	8,232,154	541,635	36,233

Revisions of previous estimates	246,355	115,661	(1,192)
Production	(728,847)	(56,350)	(3,247)

Balance at December 31, 2011	7,749,662	600,946	31,794

Revisions of previous estimates	67,377	(62,975)	(6,209)
Production	(710,731)	(55,948)	(2,845)

Balance at December 31, 2012	7,106,308	482,023	22,740

Revisions of previous estimates	376,791	97,278	(2,721)
Production	(683,464)	(52,869)	(1,593)

Balance at December 31, 2013	6,799,635	526,432	18,426

Proved developed reserves
December 31, 2010	7,282,636	541,635	36,233

December 31, 2011	6,813,585	600,946	31,794

December 31, 2012	6,269,947	482,023	22,740

December 31, 2013	5,946,998	526,432	18,426

Proved undeveloped reserves
December 31, 2010	949,518	—	—

December 31, 2011	936,077	—	—

December 31, 2012	836,361	—	—

December 31, 2013	852,637	—	—

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Estimates of future net cash flows from proved reserves of crude oil, natural gas, and natural gas liquids are computed using the average, first-day-of-the-month price during the 12-month period for 2011, 2012 and 2013.

	2011	2012	2013
Future cash inflows	$694,150,100	$624,812,850	$612,290,950
Future costs
Production	(226,081,450)	(212,128,200)	(210,887,400)
Development	(10,426,800)	(9,754,800)	(9,542,800)

Future net cash flows	457,641,850	402,929,850	391,860,750
Less 10% discount factor	(178,049,325)	(150,491,625)	(141,857,325)

Standardized measure of discounted future net cash flows	$279,592,525	$252,438,225	$250,003,425

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

	2011	2012	2013
Standardized measure at beginning of year	$224,899,525	$279,592,425	$252,438,225
Net proceeds to the Trust	(40,335,083)	(41,188,965)	(37,876,668)
Net payments made to settle hedge contracts	(3,017,030)	—	—

Net proceeds to the Trust, exclusive of net payments made to settle hedge contracts	(43,352,113)	(41,188,965)	(37,876,668)
Net changes in price and production costs	63,347,878	(10,255,405)	4,046,826
Changes in estimated future development costs	(666,562)	(1,345,992)	(991,172)
Development costs incurred during the year	792,000	1,853,200	892,000
Revisions of quantity estimates	9,009,914	2,455,180	14,058,788
Accretion of discount	22,489,953	27,959,243	25,243,823
Changes in production rates, timing and other	3,071,830	(6,631,461)	(7,808,397)

Standardized measure at end of year	$279,592,425	$252,438,225	$250,003,425

        The average, first-day-of-the-month price during the 12-month period for 2011, 2012 and 2013 used in determining future net revenues related to the standardized measure calculation are as follows:

	2011	2012	2013
Oil (per Bbl)	$89.09	$87.61	$89.68
Gas (per Mcf)	$3.97	$2.64	$3.28
NGL (per Bbl)	$42.33	$42.03	$41.92

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE L—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2013:
Income from net profits interest	$8,025	$10,180	$8,161	$11,511
Distributable income	$7,820	$10,005	$7,935	$11,270
Distributions per unit	$0.6800	$0.8700	$0.6900	$0.9800
2012:
Income from net profits interest	$9,655	$11,891	$11,127	$8,866
Distributable income	$9,545	$11,730	$10,925	$8,625
Distributions per unit	$0.8300	$1.0200	$0.9500	$0.7500

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

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 31, 2013, there has been no change in the trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee's internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

        As of December 31, 2013, the trustee assessed the effectiveness of the trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.

        Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements of the trust included in this annual report on Form 10-K, has also audited the effectiveness of the trust's internal control over financial reporting as of December 31, 2013, as stated in their accompanying report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders
MV Oil Trust

        We have audited the internal control over financial reporting of MV Oil Trust (the "Trust") as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and trust corpus of the Trust as of December 31, 2013, and the related statements of distributable income and changes in trust corpus for the year then ended, and our report dated March 13, 2014 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Wichita, Kansas
March 13, 2014

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the trust units to file with the SEC reports regarding their ownership and changes in ownership of the trust units. The trustee believes that, during 2013, the trust's 10 percent unitholders complied with all Section 16(a) filing requirements. In making these statements, the trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the trust.

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

Item 11.    Executive Compensation.

        During the years ended December 31, 2013, 2012 and 2011 the trustee received compensation from the trust in the amount of $150,000 each year. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 12, 2014 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
MV Energy, LLC(2)	2,875,000	25.0%
VAP-I, LLC(2)	1,437,500	12.5%

(1)
Based on 11,500,000 trust units outstanding as of March 12, 2014.

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

Administrative Services Agreement

        The trust has entered into an administrative services agreement with MV Partners that obligates the trust, throughout the term of the trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the trust relating to the net profits interest. The annual fee was a total of $78,956 for 2013, which will increase by 4% each year. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and MV Partners.

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

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2012 and 2013 and fees billed for other services rendered by Grant Thornton LLP.

	2012	2013
Audit fees	$210,000	$215,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$210,000	$215,000

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

March 13, 2014

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