Form 10-Q
period 2014-03-31
MV Oil Trust
filed 2014-05-08
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2014
OR
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

         As of May 6, 2014, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MV OIL TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three months ended March 31,
	2014	2013
Income from net profits interest	$9,834,770	$8,025,297
Cash on hand used for Trust expenses	88,574	92,269
General and administrative expenses(1)	(378,344)	(297,566)

Distributable income	$9,545,000	$7,820,000

Distributions per Trust unit (11,500,000 Trust units issued and outstanding at March 31, 2014 and 2013)	$0.83	$0.68

(1)
Includes $20,529 and $19,739 paid to MV Partners, LLC during the three months ended March 31, 2014 and 2013, respectively, and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended March 31, 2014 and 2013.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$30,496	$119,070
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(23,857,597)	(23,210,662)

Total assets	$26,556,574	$27,292,083

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at March 31, 2014 and December 31, 2013	$26,556,574	$27,292,083

MV OIL TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three months ended March 31,
	2014	2013
Trust corpus, beginning of period	$27,292,083	$30,068,995
Income from net profits interest	9,834,770	8,025,297
Cash distributions	(9,545,000)	(7,820,000)
Trust expenses	(378,344)	(297,566)
Amortization of net profits interest	(646,935)	(708,442)

Trust corpus, end of period	$26,556,574	$29,268,284

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

        The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee or the Delaware Trustee as a lender provided the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself and make other short-term investments with the funds distributed to the Trust.

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2014 and for the three month periods ended March 31, 2014 and March 31, 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Presentation (Continued)

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2013.

Note 3—Trust Accounting Policies

        The Trust uses the modified cash basis of accounting to report Trust receipts by the Trust of the term net profits interest and payments of expenses incurred. The term net profits interest represents the right to receive revenues (oil, gas and natural gas liquid sales) less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment costs and lease development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP")) of the underlying properties times 80%. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust's net profits interest. Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to MV Partners and out-of-pocket expenses, are recognized when paid. Under U.S. GAAP, revenues and expenses would be recognized on an accrual basis. Amortization of the investment in net profits interest is recorded on a unit-of-production method in the period in which the cash is received with respect to such production. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus.

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

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Trust Accounting Policies (Continued)

        No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2014 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended March 31,
	2014	2013
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$12,293,462	$10,031,621
Times net profits interest over the term of the Trust	80%	80%

Income from net profits interest before reserve adjustments	9,834,770	8,025,297
MV Partners reserve for future capital expenditures(2)	—	—

Income from net profits interest(3)	$9,834,770	$8,025,297

(1)
Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by MV Partners during the September through November production period. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three months ended March 31, 2014 and 2013, MV Partners did not withhold or release any

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Income from Net Profits Interest (Continued)

  dollar amounts due to the Trust. The reserve balance was $150,000 at March 31, 2014 and 2013.

(3)
The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended March 31, 2014 substantially represents the production by MV Partners from September 2013 through November 2013 and the cash received by the Trust during the three months ended March 31, 2013 substantially represents the production by MV Partners from September 2012 through November 2012.

        For the three months ended March 31, 2014 and 2013, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

Note 6—Income Taxes

        The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 7—Distributions to Unitholders

        MV Partners makes quarterly payments of the net profits interest to the Trust. The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 25th day of the month following the end of each quarter to the Trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to the preceding quarter, over the expenses of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust.

        The first quarterly distribution during 2014 was $0.83 per Trust unit and was made on January 24, 2014 to Trust unitholders owning Trust units as of January 15, 2014. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2013 through December 31, 2013.

        The first quarterly distribution during 2013 was $0.68 per Trust unit and was made on January 25, 2013 to Trust unitholders owning Trust units as of January 15, 2013. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2012 through December 31, 2012.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8—Advance for Trust Expenses

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended March 31, 2014 and 2013, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

        The second quarterly distribution during 2014 was $10,120,000, or $0.88 per Trust unit, and was made on April 25, 2014 to Trust unitholders owning Trust units as of April 15, 2014. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2014 through March 31, 2014.

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

Results of Operations for the Quarters Ended March 31, 2014 and 2013

        The cash received by the Trust from MV Partners during the quarter ended March 31, 2014 substantially represents the production by MV Partners from September 2013 through November 2013. The cash received by the Trust during the quarter ended March 31, 2013 substantially represents the production by MV Partners from September 2012 through November 2012. The revenues from oil production are typically received by MV Partners one month after production. The Trust's net profits interest increased $1,809,473 to $9,834,770 for the quarter ended March 31, 2014 from $8,025,297 for the quarter ended March 31, 2013. The increase was primarily due to a $2,261,841 increase in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $12,293,462 from $10,031,621 for the prior period. Additionally, the Trustee held back $289,770 for future expenses for the quarter ended March 31, 2014 and $205,297 for the quarter ended March 31, 2013, resulting in distributable income of $9,545,000 and $7,820,000 for the quarters ended March 31, 2014 and 2013, respectively.

        The Trustee paid general and administrative expenses of $378,344 and $297,566 for the quarters ended March 31, 2014 and 2013, respectively. The distributable income for the quarter ended March 31, 2014 was $9,545,000, an increase of $1,725,000 from a distributable income of $7,820,000 for the quarter ended March 31, 2013.

        The average price received for crude oil sold was $94.75 per Bbl and the average price received for natural gas sold was $3.36 per Mcf for the period from October 1, 2013 through December 31, 2013. The average price received for crude oil sold was $83.79 per Bbl and the average price received for natural gas sold was $2.63 per Mcf for the period from October 1, 2012 through December 31, 2012.

        The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2013 through December 31, 2013 were 167,424 Bbls of oil, 12,908 Mcf of natural gas and 221 Bbls of natural gas liquids for a total equivalent barrels of oil of 169,719. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2012 through December 31, 2012 were 173,165 Bbls of oil, 13,953 Mcf of natural gas and 623 Bbls of natural gas liquids for a total equivalent barrels of oil of 175,895.

Liquidity and Capital Resources

        Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust's expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of March 31, 2014, $30,500 was held by the Trustee as such a reserve. The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the quarters ended March 31, 2013 and 2014, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

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

Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although MV Partners advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2013 (the "Form 10-K"), including under the section "Item 1A. Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

        Due to the contractual arrangements of (i) the Trust Agreement and (ii) the conveyance of the net profits interest, the Trustee relies on (A) information provided by MV Partners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See "Risk Factors—The trust and the public trust unitholders have no voting or managerial rights with respect to MV Partners, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties" and "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K for a description of certain risks relating to these arrangements and reliance on information when reported by MV Partners to the Trustee and recorded in the Trust's results of operations.

        Changes in Internal Control over Financial Reporting.    During the quarter ended March 31, 2014, there was no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

 PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

        There have not been any material changes from the risk factors previously disclosed in the Trust's response to Item 1A to Part 1 of its Form 10-K for the year ended December 31, 2013.

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

Date: May 8, 2014

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