Form 10-Q
period 2014-06-30
MV Oil Trust
filed 2014-08-07
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2014
OR
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

        As of August 6, 2014, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MV OIL TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income from net profits interest	$10,354,010	$10,179,552	$20,188,780	$18,204,849
Cash on hand used for (withheld for) Trust expenses	(124,149)	20,470	(35,575)	112,739
General and administrative expenses(1)	(109,861)	(195,022)	(488,205)	(492,588)

Distributable income	$10,120,000	$10,005,000	$19,665,000	$17,825,000

Distributions per Trust unit (11,500,000 Trust units issued and outstanding at June 30, 2014 and 2013)	$0.88	$0.87	$1.71	$1.55

(1)
Includes $20,529 and $19,739 paid to MV Partners, LLC during the three months ended June 30, 2014 and 2013, respectively, and $41,057 and $39,478 during the six months ended June 30, 2014 and 2013, respectively. Also includes $37,600 and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during the three months ended June 30, 2014 and 2013, respectively, and $75,100 and $75,000 during the six months ended June 30, 2014 and 2013, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$154,645	$119,070
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(24,502,552)	(23,210,662)

Total assets	$26,035,768	$27,292,083

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at June 30, 2014 and December 31, 2013	$26,035,768	$27,292,083

MV OIL TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Trust corpus, beginning of period	$26,556,574	$29,268,284	$27,292,083	$30,068,995
Income from net profits interest	10,354,010	10,179,552	20,188,780	18,204,849
Cash distributions	(10,120,000)	(10,005,000)	(19,665,000)	(17,825,000)
Trust expenses	(109,861)	(195,022)	(488,205)	(492,588)
Amortization of net profits interest	(644,955)	(698,441)	(1,291,890)	(1,406,883)

Trust corpus, end of period	$26,035,768	$28,549,373	$26,035,768	$28,549,373

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

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2014 and for the three and six month periods ended June 30, 2014 and June 30, 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Presentation (Continued)

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2013.

Note 3—Trust Accounting Policies

        The Trust uses the modified cash basis of accounting to report receipts by the Trust of the term net profits interest and payments of expenses incurred. The term net profits interest represents the right to receive revenues (oil, gas and natural gas liquid sales) less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment costs and lease development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP")) of the underlying properties times 80%. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust's net profits interest. Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to MV Partners and out-of-pocket expenses, are recognized when paid. Under U.S. GAAP, revenues and expenses would be recognized on an accrual basis. Amortization of the investment in net profits interest is recorded on a unit-of-production method in the period in which the cash is received with respect to such production. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus.

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

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Trust Accounting Policies (Continued)

        No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2014 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$13,380,012	$12,724,440	$25,673,474	$22,756,061
Times net profits interest over the term of the Trust	80%	80%	80%	80%

Income from net profits interest before reserve adjustments	10,704,010	10,179,552	20,538,780	18,204,849
MV Partners reserve for future capital expenditures(2)	(350,000)	—	(350,000)	—

Income from net profits interest(3)	$10,354,010	$10,179,552	$20,188,780	$18,204,849

(1)
Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by MV Partners during the December through February production period for the three months ended June 30 and during the September through February production period for the six months ended June 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Income from Net Profits Interest (Continued)

(2)
Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three and six months ended June 30, 2014, MV Partners withheld $350,000 for future capital expenditures. During the three and six months ended June 30, 2013, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $500,000 and $150,000 at June 30, 2014 and 2013, respectively.

(3)
The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended June 30, 2014 substantially represents the production by MV Partners from December 2013 through February 2014 and the cash received by the Trust during the three months ended June 30, 2013 substantially represents the production by MV Partners from December 2012 through February 2013. The cash received by the Trust during the six months ended June 30, 2014 substantially represents the production by MV Partners from September 2013 through February 2014 and the cash received by the Trust during the six months ended June 30, 2013 substantially represents the production by MV Partners from September 2012 through February 2013.

        For the three and six months ended June 30, 2014 and 2013, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

        The second quarterly distribution during 2014 was $0.88 per Trust unit, and was made on April 25, 2014 to Trust unitholders owning Trust units as of April 15, 2014. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2014 through March 31, 2014.

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

Note 8—Advance for Trust Expenses

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2014 and 2013, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

        The third quarterly distribution during 2014 was $9,085,000, or $0.79 per Trust unit, and was made on July 25, 2014 to Trust unitholders owning Trust units as of July 15, 2014. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2014 through June 30, 2014.

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

Results of Operations for the Quarters Ended June 30, 2014 and 2013

        The cash received by the Trust from MV Partners during the quarter ended June 30, 2014 substantially represents the production by MV Partners from December 2013 through February 2014. The cash received by the Trust during the quarter ended June 30, 2013 substantially represents the production by MV Partners from December 2012 through February 2013. The revenues from oil production are typically received by MV Partners one month after production. The Trust's net profits interest increased $524,458 to $10,704,010 for the quarter ended June 30, 2014 from $10,179,552 for the quarter ended June 30, 2013. The increase was primarily due to a $655,572 increase in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $13,380,012 from $ 12,724,440 for the prior period. Additionally, the Trustee held back $234,010 for future expenses for the quarter ended June 30, 2014 and $174,552 for the quarter ended June 30, 2013. MV Partners also withheld $350,000 of the reserve for future capital expenses for the quarter ended June 30, 2014, resulting in distributable income of $10,120,000 and $10,005,000 for the quarters ended June 30, 2014 and 2013, respectively.

        The Trustee paid general and administrative expenses of $109,861 and $195,022 for the quarters ended June 30, 2014 and 2013, respectively. The distributable income for the quarter ended June 30, 2014 was $10,120,000, an increase of $115,000 from a distributable income of $10,005,000 for the quarter ended June 30, 2013.

        The average price received for crude oil sold was $90.97 per Bbl and the average price received for natural gas sold was $3.99 per Mcf for the period from January 1, 2014 through March 31, 2014. The average price received for crude oil sold was $86.11 per Bbl and the average price received for natural gas sold was $3.26 per Mcf for the period from January 1, 2013 through March 31, 2013.

        The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from January 1, 2014 through March 31, 2014 were 166,787 Bbls of oil, 12,494 Mcf of natural gas and 502 Bbls of natural gas liquids for a total equivalent barrels of oil of 169,196. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from January 1, 2013 through March 31, 2013 were 170,601 Bbls of oil, 14,234 Mcf of natural gas and 679 Bbls of natural gas liquids for a total equivalent barrels of oil of 173,415.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

        The cash received by the Trust from MV Partners during the six months ended June 30, 2014 substantially represents the production by MV Partners from September 2013 through February 2014. The cash received by the Trust during the six months ended June 30, 2013 substantially represents the production by MV Partners from September 2012 through February 2013. The revenues from oil production are typically received by MV Partners one month after production. The Trust's net profits interest increased $2,333,931 to $20,538,780 for the six months ended June 30, 2014 from $18,204,849 for the six months ended June 30, 2013. The increase was primarily due to a $2,917,413 increase in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $25,673,474 from $22,756,061 for the prior period. Additionally, the Trustee held back $523,780 for future expenses for the six months ended June 30, 2014 and $379,849 for the six months ended June 30, 2013. MV Partners also withheld $350,000 of the reserve for future capital expenses for the six months ended June 30, 2014, resulting in distributable income of $19,665,000 and $17,825,000 for the six months ended June 30, 2014 and 2013, respectively.

        The Trustee paid general and administrative expenses of $488,205 and $492,588 for the six months ended June 30, 2014 and 2013, respectively. The distributable income for the six months ended June 30, 2014 was $19,665,000, an increase of $1,840,000 from a distributable income of $17,825,000 for the six months ended June 30, 2013.

        The average price received for crude oil sold was $92.86 per Bbl and the average price received for natural gas sold was $3.67 per Mcf for the period from October 1, 2013 through March 31, 2014. The average price received for crude oil sold was $84.94 per Bbl and the average price received for natural gas sold was $2.95 per Mcf for the period from October 1, 2012 through March 31, 2013.

        The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2013 through March 31, 2014 were 334,211 Bbls of oil, 25,402 Mcf of natural gas and 722 Bbls of natural gas liquids for a total equivalent barrels of oil of 338,914. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2012 through March 31, 2013 were 343,766 Bbls of oil, 28,186 Mcf of natural gas and 1,302 Bbls of natural gas liquids for a total equivalent barrels of oil of 349,310.

Liquidity and Capital Resources

        Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust's expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of June 30, 2014, $154,600 was held by the Trustee as such a reserve. The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and six months ended June 30, 2014 and 2013, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

        Income to the Trust from the net profits interest is based on the calculation and definitions of "gross proceeds" and "net proceeds" contained in the conveyance.

        As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. MV Partners withheld $350,000 from the dollar amount otherwise distributable to the Trust during April 2014 in accordance with the capital reserve.

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

        Changes in Internal Control over Financial Reporting.    During the quarter ended June 30, 2014, there was no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

Date: August 7, 2014

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