Form 10-Q
period 2014-09-30
MV Oil Trust
filed 2014-11-06
CIK 1371782

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2014
OR
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

         As of November 6, 2014, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income from net profits interest	$9,266,937	$8,160,926	$29,455,717	$26,365,775
Cash on hand used for (withheld for) Trust expenses	(29,710)	(12,885)	(65,286)	99,854
General and administrative expenses(1)	(152,227)	(213,041)	(640,431)	(705,629)

Distributable income	$9,085,000	$7,935,000	$28,750,000	$25,760,000

Distributions per Trust unit (11,500,000 Trust units issued and outstanding at September 30, 2014 and 2013)	$0.79	$0.69	$2.50	$2.24

(1)
Includes $20,529 and $0 paid to MV Partners, LLC during the three months ended September 30, 2014 and 2013, respectively, and $61,586 and $39,478 during the nine months ended September 30, 2014 and 2013, respectively. Also includes $37,500 and $37,600 paid to The Bank of New York Mellon Trust Company, N.A. during the three months ended September 30, 2014 and 2013, respectively, and $112,600 and $112,600 during the nine months ended September 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$184,356	$119,070
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(25,173,675)	(23,210,662)

Total assets	$25,394,356	$27,292,083

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at September 30, 2014 and December 31, 2013	$25,394,356	$27,292,083

The accompanying notes are an integral part of these condensed financial statements.

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Trust corpus, beginning of period	$26,035,768	$28,549,373	$27,292,083	$30,068,995
Income from net profits interest	9,266,937	8,160,926	29,455,717	26,365,775
Cash distributions	(9,085,000)	(7,935,000)	(28,750,000)	(25,760,000)
Trust expenses	(152,227)	(213,041)	(640,431)	(705,629)
Amortization of net profits interest	(671,122)	(701,341)	(1,963,013)	(2,108,224)

Trust corpus, end of period	$25,394,356	$27,860,917	$25,394,356	$27,860,917

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

        The Trustee can authorize the Trust to borrow money to pay administrative or incidental expenses of the Trust that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee or the Delaware Trustee as a lender provided the terms of the loan are similar to the terms it would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship. The Trustee may also deposit funds awaiting distribution in an account with itself and make other short-term investments with the funds distributed to the Trust.

Note 2—Basis of Presentation

        The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2014 and for the three and nine month periods ended September 30, 2014 and September 30, 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Trust Accounting Policies (Continued)

        No new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2014 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$12,208,672	$10,201,158	$37,882,146	$32,957,219
Times net profits interest over the term of the Trust	80%	80%	80%	80%

Income from net profits interest before reserve adjustments	9,766,937	8,160,926	30,305,717	26,365,775
MV Partners reserve for future capital expenditures(2)	(500,000)	—	(850,000)	—

Income from net profits interest(3)	$9,266,937	$8,160,926	$29,455,717	$26,365,775

(1)
Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by MV Partners during the March through May production period for the three months ended September 30 and during the September through May production period for the nine months ended September 30. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Income from Net Profits Interest (Continued)

(2)
Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three and nine months ended September 30, 2014, MV Partners withheld $500,000 and $850,000, respectively, for future capital expenditures. During the three and nine months ended September 30, 2013, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $1.0 million and $150,000 at September 30, 2014 and 2013, respectively.

(3)
The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended September 30, 2014 substantially represents the production by MV Partners from March 2014 through May 2014 and the cash received by the Trust during the three months ended September 30, 2013 substantially represents the production by MV Partners from March 2013 through May 2013. The cash received by the Trust during the nine months ended September 30, 2014 substantially represents the production by MV Partners from September 2013 through May 2014 and the cash received by the Trust during the nine months ended September 30, 2013 substantially represents the production by MV Partners from September 2012 through May 2013.

        For the three and nine months ended September 30, 2014 and 2013, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

        The third quarterly distribution during 2014 was $0.79 per Trust unit, and was made on July 25, 2014 to Trust unitholders owning Trust units as of July 15, 2014. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2014 through June 30, 2014.

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

        The third quarterly distribution during 2013 was $0.69 per Trust unit, and was made on July 25, 2013 to Trust unitholders owning Trust units as of July 15, 2013. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2013 through June 30, 2013.

Note 8—Advance for Trust Expenses

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and nine months ended September 30, 2014 and 2013, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

        The fourth quarterly distribution during 2014 was $10,292,500, or $0.895 per Trust unit, and was made on October 24, 2014 to Trust unitholders owning Trust units as of October 14, 2014. Such distribution included the net proceeds of production collected by MV Partners from July 1, 2014 through September 30, 2014.

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

Results of Operations for the Quarters Ended September 30, 2014 and 2013

        The cash received by the Trust from MV Partners during the quarter ended September 30, 2014 substantially represents the production by MV Partners from March 2014 through May 2014. The cash received by the Trust during the quarter ended September 30, 2013 substantially represents the production by MV Partners from March 2013 through May 2013. The revenues from oil production are typically received by MV Partners one month after production. The Trust's net profits interest increased $1,606,011 to $9,766,937 for the quarter ended September 30, 2014 from $8,160,926 for the quarter ended September 30, 2013. The increase was primarily due to a $2,007,514 increase in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $12,208,672 from $10,201,158 for the prior period. Additionally, the Trustee held back $181,937 for future expenses for the quarter ended September 30, 2014 and $225,926 for the quarter ended September 30, 2013. MV Partners also withheld $500,000 of the reserve for future capital expenses for the quarter ended September 30, 2014, resulting in distributable income of $9,085,000 and $7,935,000 for the quarters ended September 30, 2014 and 2013, respectively.

        The Trustee paid general and administrative expenses of $152,227 and $213,041 for the quarters ended September 30, 2014 and 2013, respectively. The distributable income for the quarter ended September 30, 2014 was $9,085,000, an increase of $1,150,000 from a distributable income of $7,935,000 for the quarter ended September 30, 2013.

        The average price received for crude oil sold was $94.97 per Bbl and the average price received for natural gas sold was $4.70 per Mcf for the period from April 1, 2014 through June 30, 2014. The average price received for crude oil sold was $86.70 per Bbl and the average price received for natural gas sold was $3.70 per Mcf for the period from April 1, 2013 through June 30, 2013.

        The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from April 1, 2014 through June 30, 2014 were 173,881 Bbls of oil, 11,850 Mcf of natural gas and 314 Bbls of natural gas liquids for a total equivalent barrels of oil of 176,060. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from April 1, 2013 through June 30, 2013 were 171,586 Bbls of oil, 13,178 Mcf of natural gas and 539 Bbls of natural gas liquids for a total equivalent barrels of oil of 174,132.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

        The cash received by the Trust from MV Partners during the nine months ended September 30, 2014 substantially represents the production by MV Partners from September 2013 through May 2014. The cash received by the Trust during the nine months ended September 30, 2013 substantially represents the production by MV Partners from September 2012 through May 2013. The revenues from oil production are typically received by MV Partners one month after production. The Trust's net profits interest increased $3,939,942 to $30,305,717 for the nine months ended September 30, 2014 from $26,365,775 for the nine months ended September 30, 2013. The increase was primarily due to a $4,924,927 increase in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $37,882,146 from $32,957,219 for the prior period. Additionally, the Trustee held back $705,717 for future expenses for the nine months ended September 30, 2014 and $605,775 for the nine months ended September 30, 2013. MV Partners also withheld $850,000 of the reserve for future capital expenses for the nine months ended September 30, 2014, resulting in distributable income of $28,750,000 and $25,760,000 for the nine months ended September 30, 2014 and 2013, respectively.

        The Trustee paid general and administrative expenses of $640,431 and $705,629 for the nine months ended September 30, 2014 and 2013, respectively. The distributable income for the nine months ended September 30, 2014 was $28,750,000, an increase of $2,990,000 from a distributable income of $25,760,000 for the nine months ended September 30, 2013.

        The average price received for crude oil sold was $93.58 per Bbl and the average price received for natural gas sold was $4.00 per Mcf for the period from October 1, 2013 through June 30, 2014. The average price received for crude oil sold was $85.53 per Bbl and the average price received for natural gas sold was $3.19 per Mcf for the period from October 1, 2012 through June 30, 2013.

        The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2013 through June 30, 2014 were 508,092 Bbls of oil, 37,252 Mcf of natural gas and 1,037 Bbls of natural gas liquids for a total equivalent barrels of oil of 514,975. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2012 through June 30, 2013 were 515,351 Bbls of oil, 41,365 Mcf of natural gas and 1,842 Bbls of natural gas liquids for a total equivalent barrels of oil of 523,442.

Liquidity and Capital Resources

        Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust's expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of September 30, 2014, $184,400 was held by the Trustee as such a reserve.

        The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and nine months ended September 30, 2014 and 2013, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

        Income to the Trust from the net profits interest is based on the calculation and definitions of "gross proceeds" and "net proceeds" contained in the conveyance.

        As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. MV Partners withheld $350,000 from the dollar amount otherwise distributable to the Trust during April 2014 and $500,000 from the dollar amount otherwise distributable to the Trust during July 2014 in accordance with the capital reserve.

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

        Changes in Internal Control over Financial Reporting.    During the quarter ended September 30, 2014, there was no change in the Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

Date: November 6, 2014

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