Form 10-Q
period 2015-03-31
MV Oil Trust
filed 2015-05-07
CIK 1371782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2015

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

1-512-236-6599

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 6, 2015, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended March 31,
	2015	2014
Income from net profits interest	$7,216,267	$9,834,770
Cash on hand used for Trust expenses	55,550	88,574
General and administrative expenses(1)	(256,817)	(378,344)
Distributable income	$7,015,000	$9,545,000
Distributions per Trust unit (11,500,000 Trust units issued and outstanding at March 31, 2015 and 2014)	$0.61	$0.83

(1)                                 Includes $21,350 and $20,529 paid to MV Partners, LLC during the three months ended March 31, 2015 and 2014, respectively, and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended March 31, 2015 and 2014.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$104,245	$159,795
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(26,451,468)	(25,819,758)
Total assets	$24,036,452	$24,723,712
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at March 31, 2015 and December 31, 2014	$24,036,452	$24,723,712

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended March 31,
	2015	2014
Trust corpus, beginning of period	$24,723,712	$27,292,083
Income from net profits interest	7,216,267	9,834,770
Cash distributions	(7,015,000)	(9,545,000)
Trust expenses	(256,817)	(378,344)
Amortization of net profits interest	(631,710)	(646,935)
Trust corpus, end of period	$24,036,452	$26,556,574

The accompanying notes are an integral part of these condensed financial statements.

MV OIL TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization of the Trust

MV Oil Trust (the “Trust”) is a statutory trust formed on August 3, 2006, under the Delaware Statutory Trust Act pursuant to a Trust Agreement (the “Trust Agreement”) among MV Partners, LLC, a Kansas limited liability company (“MV Partners”), as trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”).

The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders pursuant to a conveyance from MV Partners to the Trust. The term net profits interest represents the right to receive 80% of the net proceeds (calculated as described below in Note 5) from production from the underlying properties (as defined below) (the “net profits interest”). The term net profits interest consists of MV Partners’ net interests in all of its oil and natural gas properties located in the Mid-Continent region in the states of Kansas and Colorado (the “underlying properties”). The underlying properties include approximately 1,000 producing oil and gas wells.

The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (“MMBoe”) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s net profits interest), and the Trust will soon thereafter wind up its affairs and terminate.

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

Note 2—Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and March 31, 2014, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 3—Trust Accounting Policies

The Trust uses the modified cash basis of accounting to report Trust receipts by the Trust of the term net profits interest and payments of expenses incurred. The term net profits interest represents the right to receive revenues (oil, gas and natural gas liquid sales) less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment costs and lease development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)) of the underlying properties times 80%. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust’s net profits interest. Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to MV Partners and out-of-pocket expenses, are recognized when paid. Under U.S. GAAP, revenues and expenses would be recognized on an accrual basis. Amortization of the investment in net profits interest is recorded on a unit-of-production method in the period in which the cash is received with respect to such production. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus.

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

No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2015 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended March 31,
	2015	2014
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$9,020,333	$12,293,462
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	7,216,267	9,834,770
MV Partners reserve for future capital expenditures(2)	—	—
Income from net profits interest(3)	$7,216,267	$9,834,770

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

(2)                                 Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three months ended March 31, 2015 and 2014, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $1,000,000 at March 31, 2015 and $150,000 at March 31, 2014.

(3)                                 The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended March 31, 2015 substantially represents the production by MV Partners from September 2014 through November 2014 and the cash received by the Trust during the three months ended March 31, 2014 substantially represents the production by MV Partners from September 2013 through November 2013.

For the three months ended March 31, 2015 and 2014, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The first quarterly distribution during 2015 was $0.61 per Trust unit and was made on January 23, 2015 to Trust unitholders owning Trust units as of January 15, 2015. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2014 through December 31, 2014.

The first quarterly distribution during 2014 was $0.83 per Trust unit and was made on January 24, 2014 to Trust unitholders owning Trust units as of January 15, 2014. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2013 through December 31, 2013.

Note 8—Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended March 31, 2015 and 2014, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

The second quarterly distribution during 2015 was $2,932,500, or $0.255 per Trust unit, and was made on April 24, 2015 to Trust unitholders owning Trust units as of April 15, 2015. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2015 through March 31, 2015.

Item 2.  Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The Trust’s purpose is, in general, to hold the net profits interest, to distribute to the Trust unitholders cash that the Trust receives in respect of the net profits interest and to perform certain administrative functions in respect of the net profits interest and the Trust units. The Trust derives substantially all of its income and cash flows from the net profits interest.

Results of Operations for the Quarters Ended March 31, 2015 and 2014

The cash received by the Trust from MV Partners during the quarter ended March 31, 2015 substantially represents the production by MV Partners from September 2014 through November 2014. The cash received by the Trust during the quarter ended March 31, 2014 substantially represents the production by MV Partners from September 2013 through November 2013. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s net profits interest decreased $2,618,503 to $7,216,267 for the quarter ended March 31, 2015 from $9,834,770 for the quarter ended March 31, 2014. The decrease was primarily due to a $3,273,129 decrease in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $9,020,333 from $12,293,462 for the prior period. These amounts were reduced by a Trust holdback for future expenses of $201,267 and $289,770 for the quarter ended March 31, 2015 and 2014, respectively. The Trustee paid general and administrative expenses of $256,817 and $378,344 for the quarters ended March 31, 2015 and 2014, respectively. These factors resulted in distributable income for the quarter ended March 31, 2015 of $7,015,000, a decrease of $2,530,000 from $9,545,000 for the quarter ended March 31, 2014.

The average price received for crude oil sold was $77.87 per Bbl and the average price received for natural gas sold was $3.70 per Mcf for the period from October 1, 2014 through December 31, 2014. The average price received for crude oil sold was $94.75 per Bbl and the average price received for natural gas sold was $3.36 per Mcf for the period from October 1, 2013 through December 31, 2013.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2014 through December 31, 2014 were 165,350 Bbls of oil, 11,432 Mcf of natural gas and 120 Bbls of natural gas liquids for a total equivalent barrels of oil of 167,333. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2013 through December 31, 2013 were 167,424 Bbls of oil, 12,908 Mcf of natural gas and 221 Bbls of natural gas liquids for a total equivalent barrels of oil of 169,719.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of March 31, 2015, $104,000 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the quarters ended March 31, 2015 and 2014, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. As of March 31, 2015, $1.0 million was held by MV Partners as a capital reserve.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although MV Partners advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Due to the contractual arrangements of (i) the Trust Agreement and (ii) the conveyance of the net profits interest, the Trustee relies on (A) information provided by MV Partners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See “Risk Factors—The trust and the public trust unitholders have no voting or managerial rights with respect to MV Partners, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties” and “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K for a description of certain risks relating to these arrangements and reliance on information when reported by MV Partners to the Trustee and recorded in the Trust’s results of operations.

Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2015, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

PART II—OTHER INFORMATION

Item 1A.  Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part 1 of the Form 10-K.

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

Date: May 7, 2015

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