Form 10-Q
period 2016-03-31
MV Oil Trust
filed 2016-05-10
CIK 1371782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                 to

Commission File Number: 001-33219

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

As of May 9, 2016, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended March 31,
	2016	2015
Income from net profits interest	$1,395,026	$7,216,267
Cash on hand used for Trust expenses	60,247	55,550
General and administrative expenses(1)	(305,273)	(256,817)
Distributable income	$1,150,000	$7,015,000
Distributions per Trust unit (11,500,000 Trust units issued and outstanding at March 31, 2016 and 2015)	$0.10	$0.61

(1)                                 Includes $22,204 and $21,350 paid to MV Partners, LLC during the three months ended March 31, 2016 and 2015, respectively, and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended March 31, 2016 and 2015.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$113,593	$173,840
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(29,010,400)	(28,370,680)
Total assets	$21,486,868	$22,186,835
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at March 31, 2016 and December 31, 2015	$21,486,868	$22,186,835

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended March 31,
	2016	2015
Trust corpus, beginning of period	$22,186,835	$24,723,712
Income from net profits interest	1,395,026	7,216,267
Cash distributions	(1,150,000)	(7,015,000)
Trust expenses	(305,273)	(256,817)
Amortization of net profits interest	(639,720)	(631,710)
Trust corpus, end of period	$21,486,868	$24,036,452

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

Note 2—Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and March 31, 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2016 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended March 31,
	2016	2015
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$1,431,282	$9,020,333
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	1,145,026	7,216,267
MV Partners reserve for future capital expenditures(2)	250,000	—
Income from net profits interest(3)	$1,395,026	$7,216,267

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

(2)                                 Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three months ended March 31, 2016, MV Partners released $250,000 previously held for future capital expenditures.  During the three months ended March 31, 2015, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $750,000 at March 31, 2016 and $1,000,000 at March 31, 2015.

(3)                                 The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended March 31, 2016 substantially represents the production by MV Partners from September 2015 through November 2015 and the cash received by the Trust during the three months ended March 31, 2015 substantially represents the production by MV Partners from September 2014 through November 2014.

For the three months ended March 31, 2016 and 2015, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The first quarterly distribution during 2016 was $1,150,000, or $0.10 per Trust unit and was made on January 25, 2016 to Trust unitholders owning Trust units as of January 15, 2016. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2015 through December 31, 2015.

The first quarterly distribution during 2015 was $7,015,000, or $0.61 per Trust unit and was made on January 23, 2015 to Trust unitholders owning Trust units as of January 15, 2015. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2014 through December 31, 2014.

Note 8—Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended March 31, 2016 and 2015, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

The second quarterly distribution during 2016 was $345,000, or $0.03 per Trust unit, and was made on April 25, 2016 to Trust unitholders owning Trust units as of April 15, 2015. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2016 through March 31, 2016.

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

Results of Operations for the Quarters Ended March 31, 2016 and 2015

The cash received by the Trust from MV Partners during the quarter ended March 31, 2016 substantially represents the production by MV Partners from September 2015 through November 2015. The cash received by the Trust during the quarter ended March 31, 2015 substantially represents the production by MV Partners from September 2014 through November 2014. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s net profits interest decreased $6,071,241 to $1,145,026 for the quarter ended March 31, 2016 from $7,216,267 for the quarter ended March 31, 2015. The decrease was primarily due to a $7,589,051 decrease in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $1,431,282 from $9,020,333 for the prior period. These amounts were reduced by a Trust holdback for future expenses of $245,026 and $201,267 for the quarter ended March 31, 2016 and 2015, respectively. The Trustee paid general and administrative expenses of $305,273 and $256,817 for the quarters ended March 31, 2016 and 2015, respectively. During the quarter ended March 31, 2016, MV Partners released $250,000 of the reserve for future capital expenses.  These factors resulted in distributable income for the quarter ended March 31, 2016 of $1,150,000, a decrease of $5,865,000 from $7,015,000 for the quarter ended March 31, 2015.

The average price received for crude oil sold was $39.81 per Bbl and the average price received for natural gas sold was $2.05 per Mcf for the period from October 1, 2015 through December 31, 2015. The average price received for crude oil sold was $77.87 per Bbl and the average price received for natural gas sold was $3.70 per Mcf for the period from October 1, 2014 through December 31, 2014.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2015 through December 31, 2015 were 151,124 Bbls of oil, 13,867 Mcf of natural gas and 264 Bbls of natural gas liquids for total barrels of oil equivalent of 153,607. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2014 through December 31, 2014 were 165,350 Bbls of oil, 11,432 Mcf of natural gas and 120 Bbls of natural gas liquids for for total barrels of oil equivalent of 167,333.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of March 31, 2016, $114,000 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the quarters ended March 31, 2016 and 2015, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. As of March 31, 2016, $750,000 was held by MV Partners as a capital reserve.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although MV Partners advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The only assets of and sources of income to the Trust are cash and the net profits interest, which generally entitles the Trust to receive 80% of the net proceeds from oil and gas production from the underlying properties. Consequently, the Trust is exposed to market risk from fluctuations in oil and gas prices. Although the Trust may borrow money to pay expenses of the Trust, the amount of any such borrowings is unlikely to be material to the Trust. As a result, the Trust is not subject to any material interest rate market risk.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2016, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

Date: May 10, 2016

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