Form 10-Q
period 2016-06-30
MV Oil Trust
filed 2016-08-09
CIK 1371782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2016

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

As of August 9, 2016, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income from net profits interest	$574,498	$3,147,922	$1,969,524	$10,364,189
Cash on hand withheld for Trust expenses	(112,900)	(72,258)	(52,653)	(16,708)
General and administrative expenses(1)	(116,598)	(143,164)	(421,871)	(399,981)
Distributable income	$345,000	$2,932,500	$1,495,000	$9,947,500
Distributions per Trust unit (11,500,000 Trust units issued and outstanding at June 30, 2016 and 2015)	$0.03	$0.255	$0.13	$0.865

(1)                                 Includes $22,204 and $21,350 paid to MV Partners, LLC during the three months ended June 30, 2016 and 2015, respectively, and $44,407 and $42,699 during the six months ended June 30, 2016 and 2015, respectively.  Also includes $37,600 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended June 30, 2016 and 2015, and $75,100 during each of the six months ended June 30, 2016 and 2015.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$226,493	$173,840
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(29,662,905)	(28,370,680)
Total assets	$20,947,263	$22,186,835
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at June 30, 2016 and December 31, 2015	$20,947,263	$22,186,835

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Trust corpus, beginning of period	$21,486,868	$24,036,452	$22,186,835	$24,723,712
Income from net profits interest	574,498	3,147,922	1,969,524	10,364,189
Cash distributions	(345,000)	(2,932,500)	(1,495,000)	(9,947,500)
Trust expenses	(116,598)	(143,164)	(421,871)	(399,981)
Amortization of net profits interest	(652,505)	(621,400)	(1,292,225)	(1,253,110)
Trust corpus, end of period	$20,947,263	$23,487,310	$20,947,263	$23,487,310

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

Note 2—Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and June 30, 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2016 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$718,123	$3,934,903	$2,149,405	$12,955,236
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	574,498	3,147,922	1,719,524	10,364,189
MV Partners reserve for future capital expenditures(2)	—	—	250,000	—
Income from net profits interest(3)	$574,498	$3,147,922	$1,969,524	$10,364,189

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

(2)                                 Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three months ended June 30, 2016, MV Partners did not withhold or release any dollar amounts due to the Trust.  During the six months ended June 30, 2016, MV Partners released $250,000 previously held for future capital expenditures.  During the three and six months ended June 30, 2015, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $750,000 at June 30, 2016 and $1,000,000 at June 30, 2015.

(3)                                 The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended June 30, 2016 substantially represents the production by MV Partners from December 2015 through February 2016 and the cash received by the Trust during the three months ended June 30, 2015 substantially represents the production by MV Partners from December 2014 through February 2015. The cash received by the Trust during the six months ended June 30, 2016 substantially represents the production by MV Partners from September 2015 through February 2016 and the cash received by the Trust during the six months ended June 30, 2015 substantially represents the production by MV Partners from September 2014 through February 2015.

For the three and six months ended June 30, 2016 and 2015, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

The second quarterly distribution during 2016 was $345,000, or $0.03 per Trust unit, and was made on April 25, 2016 to Trust unitholders owning Trust units as of April 15, 2016. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2016 through March 31, 2016.

The first quarterly distribution during 2015 was $7,015,000, or $0.61 per Trust unit and was made on January 23, 2015 to Trust unitholders owning Trust units as of January 15, 2015. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2014 through December 31, 2014.

The second quarterly distribution during 2015 was $2,932,500, $0.255 per Trust unit, and was made on April 24, 2015 to Trust unitholders owning Trust units as of April 15, 2015. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2015 through March 31, 2015.

Note 8—Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2016 and 2015, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

The third quarterly distribution during 2016 was $1,265,000, or $0.11 per Trust unit, and was made on July 25, 2016 to Trust unitholders owning Trust units as of July 15, 2016. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2016 through June 30, 2016.

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

Results of Operations for the Quarters Ended June 30, 2016 and 2015

The cash received by the Trust from MV Partners during the quarter ended June 30, 2016 substantially represents the production by MV Partners from December 2015 through February 2016. The cash received by the Trust during the quarter ended June 30, 2015 substantially represents the production by MV Partners from December 2014 through February 2015. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest decreased $2,573,424 to $574,498 for the quarter ended June 30, 2016 from $3,147,922 for the quarter ended June 30, 2015. The decrease was primarily due to a $3,216,780 decrease in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $718,123 from $3,934,903 for the prior period. These amounts were reduced by a Trust holdback for future expenses of $229,498 and $215,422 for the quarter ended June 30, 2016 and 2015, respectively. The Trustee paid general and administrative expenses of $116,598 and $143,164 for the quarters ended June 30, 2016 and 2015, respectively. During the quarters ended June 30, 2016 and 2015, MV Partners did not withhold or release any dollar amounts due to the Trust.  These factors resulted in distributable income for the quarter ended June 30, 2016 of $345,000, a decrease of $2,587,500 from $2,932,500 for the quarter ended June 30, 2015.

The average price received for crude oil sold was $27.81 per Bbl and the average price received for natural gas sold was $1.74 per Mcf for the period from January 1, 2016 through March 31, 2016. The average price received for crude oil sold was $46.45 per Bbl and the average price received for natural gas sold was $3.33 per Mcf for the period from January 1, 2015 through March 31, 2015.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from January 1, 2016 through March 31, 2016 were 154,554 Bbls of oil, 11,775 Mcf of natural gas and 239 Bbls of natural gas liquids for total barrels of oil equivalent of 156,672. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from January 1, 2015 through March 31, 2015 were 162,659 Bbls of oil, 11,136 Mcf of natural gas and 128 Bbls of natural gas liquids for for total barrels of oil equivalent of 164,598.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

The cash received by the Trust from MV Partners during the six months ended June 30, 2016 substantially represents the production by MV Partners from September 2015 through February 2016. The cash received by the Trust during the six months ended June 30, 2015 substantially represents the production by MV Partners from September 2014 through February 2015. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest decreased $8,644,665 to $1,719,524 for the six months ended June 30, 2016 from $10,364,189 for the six months ended June 30, 2015. The decrease was primarily due to a $10,805,831 decrease in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $2,149,405 from $12,955,236 for the prior period. Additionally, the Trustee held back $474,524 for future expenses for the six months ended June 30, 2016 and $416,689 for the six months ended June 30, 2015. The Trustee paid general and administrative expenses of $421,871 and $399,981 for the six months ended June 30, 2016 and 2015, respectively.  MV Partners also released $250,000 of the reserve previously held for future capital expenditures during the six months ended June 30, 2016.  These factors resulted in distributable income for the six months ended June 30, 2016 of $1,495,000, a decrease of $8,452,500 from $9,947,500 for the six months ended June 30, 2015.

The average price received for crude oil sold was $33.74 per Bbl and the average price received for natural gas sold was $1.91 per Mcf for the period from October 1, 2015 through March 31, 2016.  The average price received for crude oil sold was $62.29 per Bbl and the average price received for natural gas sold was $3.51 per Mcf for the period from October 1, 2014 through March 31, 2015.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2015 through March 31, 2016 were 305,678 Bbls of oil, 25,642 Mcf of natural gas and 503 Bbls of natural gas liquids for a total equivalent barrels of oil of 310,279. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2014 through March 31, 2015 were 328,009 Bbls of oil, 22,568 Mcf of natural gas and 248 Bbls of natural gas liquids for a total equivalent barrels of oil of 331,931.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of June 30, 2016, $226,000 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and six months ended June 30, 2016 and 2015, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. As of June 30, 2016, $750,000 was held by MV Partners as a capital reserve.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2016, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

Date: August 9, 2016

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