Form 10-Q
period 2017-06-30
MV Oil Trust
filed 2017-08-09
CIK 1371782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 8, 2017, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Income from net profits interest	$3,077,018	$574,498	$4,674,729	$1,969,524
Cash on hand used for (withheld for) Trust expenses	(77,510)	(112,900)	(127,449)	(52,653)
General and administrative expenses(1)	(124,508)	(116,598)	(292,280)	(421,871)
Distributable income	$2,875,000	$345,000	$4,255,000	$1,495,000
Distributions per Trust unit (11,500,000 Trust units issued and outstanding at June 30, 2017 and 2016)	$0.25	$0.03	$0.37	$0.13

(1)                                 Includes $23,092 and $22,204 paid to MV Partners, LLC during the three months ended June 30, 2017 and 2016, respectively, and $46,184 and $44,407 during the six months ended June 30, 2017 and 2016, respectively.  Also includes $37,500 and $37,600 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended June 30, 2017 and 2016, respectively, and $75,000 and $75,100 during each of the six months ended June 30, 2017 and 2016, respectively.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$247,097	$119,648
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(32,296,738)	(30,962,496)
Total assets	$18,334,034	$19,540,827
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at June 30, 2017 and December 31, 2016	$18,334,034	$19,540,827

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Trust corpus, beginning of period	$18,927,164	$21,486,868	$19,540,827	$22,186,835
Income from net profits interest	3,077,018	574,498	4,674,729	1,969,524
Cash distributions	(2,875,000)	(345,000)	(4,255,000)	(1,495,000)
Trust expenses	(124,508)	(116,598)	(292,280)	(421,871)
Amortization of net profits interest	(670,640)	(652,505)	(1,334,242)	(1,292,225)
Trust corpus, end of period	$18,334,034	$20,947,263	$18,334,034	$20,947,263

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

Note 2—Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2017 and for the three and six month periods ended June 30, 2017 and June 30, 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2017 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$4,158,773	$718,123	$6,155,912	$2,149,405
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	3,327,018	574,498	4,924,729	1,719,524
MV Partners reserve for future capital expenditures(2)	(250,000)	0	(250,000)	250,000
Income from net profits interest(3)	$3,077,018	$574,498	$4,674,729	$1,969,524

(1)                                 Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by MV Partners during each of the December through February production periods for the three months ended June 30 and during each of the September through February production periods for the six months ended June 30.  Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)                                 Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three and six months ended June 30, 2017, MV Partners withheld $250,000 for future capital expenditures.  During the three months ended June 30, 2016, MV Partners did not withhold or release any dollar amounts due to the Trust.  During the six months ended June 30, 2016, MV Partners released $250,000 previously held for future capital expenditures.  The reserve balance was $1,000,000 at June 30, 2017 and $750,000 at June 30, 2016.

(3)                                 The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended June 30, 2017 substantially represents the production by MV Partners from December 2016 through February 2017 and the cash received by the Trust during the three months ended June 30, 2016 substantially represents the production by MV Partners from December 2015 through February 2016. The cash received by the Trust during the six months ended June 30, 2017 substantially represents the production by MV Partners from September 2016 through February 2017 and the cash received by the Trust during the six months ended June 30, 2016 substantially represents the production by MV Partners from September 2015 through February 2016.

For the three and six months ended June 30, 2017 and 2016, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

Note 8—Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three and six months ended June 30, 2017 and 2016, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

The third quarterly distribution during 2017 was $2,587,500, or $0.225 per Trust unit, and was made on July 25, 2017 to Trust unitholders owning Trust units as of July 14, 2017. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2017 through June 30, 2017.

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

Results of Operations for the Quarters Ended June 30, 2017 and 2016

The cash received by the Trust from MV Partners during the quarter ended June 30, 2017 substantially represents the production by MV Partners from December 2016 through February 2017. The cash received by the Trust during the quarter ended June 30, 2016 substantially represents the production by MV Partners from December 2015 through February 2016. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s net profits interest increased $2,752,520 to $3,327,018 for the quarter ended June 30, 2017 from $574,498 for the quarter ended June 30, 2016. The increase was primarily due to a $3,440,650 increase in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $4,158,773 from $718,123 for the prior period. These amounts were reduced by a Trust holdback for future expenses of $202,018 and $229,498 for the quarters ended June 30, 2017 and 2016, respectively. The Trustee paid general and administrative expenses of $124,508 and $116,598 for the quarters ended June 30, 2017 and 2016, respectively. During the quarter ended June 30, 2017, MV Partners withheld $250,000 for future capital expenses. These factors resulted in distributable income for the quarter ended June 30, 2017 of $2,875,000, an increase of $2,530,000 from $345,000 for the quarter ended June 30, 2016.

The average price received for crude oil sold was $47.83 per Bbl and the average price received for natural gas sold was $2.85 per Mcf for the period from January 1, 2017 through March 31, 2017. The average price received for crude oil sold was $27.81 per Bbl and the average price received for natural gas sold was $1.74 per Mcf for the period from January 1, 2016 through March 31, 2016.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from January 1, 2017 through March 31, 2017 were 152,008 Bbls of oil, 9,445 Mcf of natural gas and 135 Bbls of natural gas liquids for total barrels of oil equivalent of 153,670. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from January 1, 2016 through March 31, 2016 were 154,554 Bbls of oil, 11,775 Mcf of natural gas and 239 Bbls of natural gas liquids for total barrels of oil equivalent of 156,672.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

The cash received by the Trust from MV Partners during the six months ended June 30, 2017 substantially represents the production by MV Partners from September 2016 through February 2017. The cash received by the Trust during the six months ended June 30, 2016 substantially represents the production by MV Partners from September 2015 through February 2016. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest increased $3,205,205 to $4,924,729 for the six months ended June 30, 2017 from $1,719,524 for the six months ended June 30, 2016. The increase was primarily due to a $4,006,507 increase in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $6,155,912 from $2,149,405 for the prior period. Additionally, the Trustee held back $419,729 for future expenses for the six months ended June 30, 2017 and $474,524 for the six months ended June 30, 2016. The Trustee paid general and administrative expenses of $292,279 and $421,871 for the six months ended June 30, 2017 and 2016, respectively.  MV Partners withheld $250,000 for future capital expenditures during the six months ended June 30, 2017.  MV Partners also released $250,000 of the reserve previously held for future capital expenditures during the six months ended June 30, 2016.  These factors resulted in distributable income for the six months ended June 30, 2017 of $4,255,000, an increase of $2,760,000 from $1,495,000 for the six months ended June 30, 2016.

The average price received for crude oil sold was $44.82 per Bbl and the average price received for natural gas sold was $2.49 per Mcf for the period from October 1, 2016 through March 31, 2017.  The average price received for crude oil sold was $33.74 per Bbl and the average price received for natural gas sold was $1.91 per Mcf for the period from October 1, 2015 through March 31, 2016.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2016 through March 31, 2017 were 302,151 Bbls of oil, 20,026 Mcf of natural gas and 366 Bbls of natural gas liquids for a total equivalent barrels of oil of 305,726. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2015 through March 31, 2016 were 305,678 Bbls of oil, 25,642 Mcf of natural gas and 503 Bbls of natural gas liquids for a total equivalent barrels of oil of 310,279.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of June 30, 2017, $247,000 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and six months ended June 30, 2017 and 2016, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. As of June 30, 2017, $1,000,000 was held by MV Partners as a capital reserve.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2017, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

Date: August 9, 2017

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