Form 10-K
period 2017-12-31
MV Oil Trust
filed 2018-03-14
CIK 1371782

Use these links to rapidly review the document

FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-33219

MV OIL TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-6554331 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 601 Travis Street, Floor 16 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

Registrant's telephone number, including area code: (512) 236-6599

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Units of Beneficial Interest	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒.

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

         The aggregate market value of the 8,625,000 Units of Beneficial Interest in MV Oil Trust held by non-affiliates of the registrant, computed using the closing sales price of $5.81 on June 30, 2017, was approximately $50,111,250.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 14, 2018, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

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

          a.     Future cash inflows. These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2015, 2016 and 2017 of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

        The trust is a statutory trust created under the Delaware Statutory Trust Act. The business and affairs of the trust are managed by The Bank of New York Mellon Trust Company, N.A., as trustee. The trust maintains its offices at the office of the trustee, at 601 Travis Street, Floor 16, Houston, Texas 77002. The telephone number of the trustee is 1-855-802-1094. In addition, Wilmington Trust Company acts as the Delaware trustee of the trust. The Delaware trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act. The trust does not have any employees, and the business and affairs of the trust are managed by the trustee.

        The trustee does not maintain a website for filings by the trust with the Securities and Exchange Commission, which we refer to herein as the "SEC." Electronic filings by the trust with the SEC are available free of charge through the SEC's website at www.sec.gov and at http://mvo.investorhq.businesswire.com.

        On January 24, 2007, MV Partners and the trust completed an initial public offering of units of beneficial interest in the trust, which we refer to herein as the "trust units." In connection with the completion of the initial public offering of trust units, on January 24, 2007, MV Partners conveyed a term net profits interest to the trust that represents the right to receive 80% of the net proceeds (calculated as described below) from all of MV Partners' interests in oil and natural gas properties as of January 24, 2007, which is referred to herein as the "net profits interest." These properties are located in the Mid-Continent region in the States of Kansas and Colorado. MV Partners' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of January 24, 2007, is referred to herein as the "underlying properties." As of December 31, 2017, the underlying properties produced predominantly oil from approximately 900 wells, and the projected reserve life of the underlying properties was over 50 years. Based on the summary prepared by Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, who we refer to as "CG&A", of its reserve report as of December 31, 2017 for the trust, which is summarized herein under "—Description of the Underlying Properties—Reserves" and is referred to herein as the "reserve report," the net profits interest would entitle the trust to receive net proceeds from the sale of production of not less than 11.5 MMBoe of proved reserves during the term of the trust, calculated as 80% of the proved reserves attributable to the underlying properties expected to be produced during the term of the trust. Of these reserves, approximately 85% were classified as proved developed producing reserves as of December 31, 2017. Production volumes from the underlying properties for the year ended December 31, 2017 were approximately 99% oil and approximately 1% natural gas and natural gas liquids. The underlying properties are all located in mature fields that are characterized by long production histories and numerous additional development opportunities to help reduce the natural decline in production from the underlying properties.

        The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2017, cumulatively, since inception, the trust has received payment for approximately 8.0 MMBoe of the trust's 11.5 MMBoe interest. The gross proceeds used to calculate the net profits interest is based on prices realized for oil, natural gas and natural gas liquids attributable to the underlying properties for each calendar quarter during the term of the net profits interest. In connection with the conveyance of the net profits interest, on January 24, 2007, MV Partners assigned to the trust the right to receive 80% of all amounts payable to MV Partners from hedge contract counterparties upon monthly settlements of the hedge contracts. In calculating the net proceeds used to calculate the net profits interest, MV Partners deducts from the gross proceeds from the underlying properties all lease operating expenses, maintenance expenses and capital expenditures (including the cost of workovers and recompletions, drilling costs and development costs), amounts that may be reserved for future capital expenditures (which reserve amounts may not exceed $1.0 million in the aggregate at any given time), post-production costs and production and property taxes paid by MV Partners.

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

Description of the Trust Units

        Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 11,500,000 trust units outstanding as of March 14, 2018.

Distributions and Income Computations

        Each quarter, the trustee determines the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust's expenses for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. Quarterly cash distributions during the term of the trust are made by the trustee on or before the 25th day of the month following the end of each quarter to the trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day).

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

        As is customary in the oil and natural gas industry, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $3.2 million in 2015, $3.0 million in 2016 and $3.1 million in 2017 for all of the underlying properties for which MV Partners was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

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

Widely Held Fixed Investment Trust Reporting Information

        The trustee assumes that some trust units are held by middlemen, as such term is broadly defined in Treasury regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Floor 16, Houston, Texas 77002, telephone number 1-855-802-1094, is the representative of the trust that will provide tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding trust units on behalf of trust unitholders, and not the trustee of the trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Trust unitholders whose trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the trust units. Any generic tax information provided by the trustee of the trust is intended to be used only to assist trust unitholders in the preparation of their federal and state income tax returns.

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2017 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at http://mvo.investorhq.businesswire.com.

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

        Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2015, 2016 and 2017 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Senior Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A's preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 26 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).

        Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2015, 2016 and 2017 is presented consistent with these requirements.

        Proved Reserves of MV Oil Trust.    The following table sets forth, as of December 31, 2017, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Oil equivalents (MBoe)
Proved Developed	3,403	259	6	3,450
Proved Undeveloped	582	—	—	582
Total Proved	3,985	259	6	4,032

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

	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2014	6,198	468	9	6,282
Revisions of previous estimates	(515)	(282)	0	(562)
Production	(635)	(49)	(1)	(643)

Balance, December 31, 2015	5,048	137	8	5,077
Revisions of previous estimates	(241)	126	0	(220)
Production	(604)	(44)	(1)	(611)

Balance, December 31, 2016	4,203	219	7	4,246
Revisions of previous estimates	382	75	0	392
Production	(600)	(35)	(1)	(606)

Balance, December 31, 2017	3,985	259	6	4,032

Proved Developed Reserves:
Balance, December 31, 2014	5,466	468	9	5,550

Balance, December 31, 2015	4,307	137	8	4,336

Balance, December 31, 2016	3,404	219	7	3,445

Balance, December 31, 2017	3,403	259	6	3,450

Proved Undeveloped Reserves:
Balance, December 31, 2014	732	—	—	732
Proved undeveloped reserves converted to proved developed reserves by drilling	(7)	—	—	(7)
Additional proved undeveloped reserves added during 2015	165	—	—	165
Revisions of previous estimates	(149)	—	—	(149)

Balance, December 31, 2015	741	—	—	741
Proved undeveloped reserves converted to proved developed reserves by drilling	(100)	—	—	(100)
Additional proved undeveloped reserves added during 2016	134	—	—	134
Revisions of previous estimates	25	—	—	25

Balance, December 31, 2016	800	—	—	800
Proved undeveloped reserves converted to proved developed reserves by drilling	(106)	—	—	(106)
Additional proved undeveloped reserves added during 2017	21	—	—	21
Proved undeveloped reserves removed from drilling plan	(135)			(135)
Revisions of previous estimates	2	—	—	2

Balance, December 31, 2017	582	—	—	582

        None of the proved undeveloped reserves have remained undeveloped for five years or more after they were initially disclosed as proved undeveloped reserves.

        The reserves above represent the trust's 80% net profits interest in the underlying properties for the remainder of the term of the trust.

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the trust's 80% net profits interest in the underlying properties as of December 31, 2017 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2017 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	4,220.1	34.3	727.1	4,981.6
Gas (MMcf)	204.0	119.9	0.0	323.9
NGL (MBbl)	7.2	0.0	0.0	7.2
Revenue
Oil	$194,504.9	$1,582.8	$33,512.8	$229,600.5
Gas	546.3	284.3	0.0	830.5
NGL	187.2	0.0	0.0	187.2
Severance Taxes	1,436.5	85.5	1,115.9	2,638.0
Ad Valorem Taxes	4,797.4	83.4	1,640.0	6,520.8
Operating Expenses	88,964.9	81.7	4,404.9	93,451.5
Workover Expenses	8,191.4	0.0	0.0	8,191.4
COPAS Overhead	19,353.1	0.0	848.4	20,201.4
Investments	0.0	700.0	8,328.0	9,028.0
80% NPI Net Operating Income(1)	$57,996.0	$733.2	$13,740.5	$72,469.7
80% Net Profits Interest (NPI)(2)	$42,202.6	$457.7	$8,745.5	$51,405.8

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

        Oil and gas prices were adjusted to a WTI Cushing oil price of $51.34 per Bbl and a Henry Hub natural gas price of $2.964 per MMbtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2017. The price adjustments were based on oil price differentials forecast at –$5.25 per Bbl for all properties. Oil price differentials were not escalated. Gas and NGL price differentials were forecast on a per property basis as provided by MV Partners and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by MV Partners. Expenses and investments were held constant in accordance with SEC rules and guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue, except for those Kansas producing properties that are severance tax exempt. Ad valorem taxes of 2.0% of total revenue were applied to each property as provided by MV Partners. Oil and gas conservation tax rates were applied to all Kansas properties at the applicable rates.

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

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and eastern Colorado. The following is a summary of the approximate acreage of the underlying properties at December 31, 2017.

	Gross	Net
	(acres)
Developed Acreage:
El Dorado Area	15,205	15,193
Northwest Kansas Area	11,645	11,600
Other	20,350	16,649

Total	47,200	43,442

Undeveloped Acreage:	—	—

        The following is a summary of the producing wells on the underlying properties as of December 31, 2017:

	Operated Wells		Non- Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	858	843	64	9	922	852
Natural gas	4	3	1	—	5	3

Total	862	846	65	9	927	855

        The following is a summary of the number of developmental wells drilled by MV Partners on the underlying properties during the last three years. MV Partners did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2015		2016		2017
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	1	1	8	7.6	1	1
Natural gas wells	—	—	—	—	—	—
Non-productive	1	1	1	1	3	2.9

Total	2	2	9	8.6	4	3.9

        During the years ended December 31, 2015, 2016 and 2017, MV Partners drilled, completed and commenced production with respect to 1, 8 and 1 wells, respectively, on the underlying properties. As of December 31, 2017, no wells were being drilled. Capital expenditures associated with converting proved undeveloped reserves to proved developed reserves for the year ended December 31, 2017, were $0.61 million MV Partners continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program."

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Sales volumes for natural gas liquids during the periods presented were not significant.

	Year Ended December 31,
	2015	2016	2017
Sales prices:
Oil (per Bbl)	$42.72	$38.00	$45.97
Natural gas (per Mcf)	$2.40	$1.86	$2.54
Lease operating expense (per Boe)	$19.69	$18.64	$19.33
Lease maintenance (per Boe)	$1.68	$1.44	$1.82
Lease overhead (per Boe)	$4.08	$3.99	$4.19
Production and property taxes (per Boe)	$0.61	$0.68	$1.08

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

        Both Vess Oil and Murfin Drilling have pursued polymer treatment programs with success in the Bemis-Shutts Field and plan to continue these workovers. MV Partners has continued to acquire 3-D seismic surveys over portions of the field to further define the boundaries of the Arbuckle structure in the field and to evaluate undrilled infill locations. This data is processed as received and currently there are over 8 potential infill drilling locations that have been identified. MV Partners plans to drill these locations over the next five years.

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

        Vess Oil and Murfin Drilling, as contract operators, generally sell production from the underlying properties to several purchasers, including MV Purchasing, LLC, which we refer to herein as "MV Purchasing," under short-term arrangements using market sensitive pricing. MV Purchasing is majority owned by the indirect equity owners of MV Partners. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Two purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2015, 2016 and 2017, MV Purchasing purchased 75%, 76% and 76%, respectively, of the production sold from the underlying properties. MV Partners does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on MV Partners' business.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. MV Partners sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by MV Partners for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2015, 2016 and 2017 were $5.87, $5.41 and $4.98 per barrel, respectively.

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

Sale and Abandonment of Underlying Properties

        MV Partners and any transferee of any of the underlying properties will have the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between MV Partners and the trust in determining whether a well is capable of producing in commercially paying quantities, MV Partners is required under the conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. For the years ended December 31, 2015, 2016 and 2017, MV Partners plugged and abandoned 8, 5 and 20 wells, respectively, based on its determination that such wells were no longer economical to operate or restore to production.

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

        Sales of crude oil, condensate, and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future. Sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be just and reasonable and may not be unduly discriminatory or confer any undue preference upon any shipper. Rates generally are cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances.

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

        Waste Handling.    The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA's non-hazardous waste provisions. However, EPA entered a consent decree in 2016 which requires EPA to assess whether the RCRA rules pertaining to oil and natural gas wastes should be revised. It is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in the costs to manage and dispose of wastes, which could have a material adverse effect on the cash distributions to the trust unitholders.

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

        Climate Change.    There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The EPA has determined that greenhouse gases from certain sources "endanger" public health or welfare. As a result, the EPA has promulgated certain regulations and interpretations that will require new and modified stationary sources of greenhouse gases above certain thresholds to report, limit or control such emissions and began to issue rules which are intended to limit greenhouse gas emissions from the oil and gas sector beginning in 2012. In addition, the EPA has issued rules that require additional reductions of volatile organic compounds, hazardous air pollutants and methane and recently issued additional rules which target methane emissions from the oil and gas sector. Laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on the future operations of MV Partners if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. More recently, activists concerned about the potential effects of climate change have pressured financial institutions and other sources of capital to restrict investment in oil and gas activities which could make it more difficult to secure funding for oil and gas exploration and production. In addition to potential impacts on MV Partners' operations directly or indirectly resulting from climate-change legislation or regulations, MV Partners' operations also could be negatively affected by climate-change related physical changes or changes in weather patterns including drought and severe storms. At this time, it is not possible to estimate accurately how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of MV Partners.

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

        MV Partners believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the trust unitholders. For instance, MV Partners did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2015, 2016 and 2017. Additionally, MV Partners has informed the trust that MV Partners is not aware of any environmental issues or claims that will require material capital expenditures during 2018. However, there is no assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on the operations of the underlying properties and cash distributions to trust unitholders.

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

        Crude oil prices have been volatile during the last several years and in 2017, ranged from a high of $60.42 to a low of $42.53. The NYMEX crude oil spot prices per Bbl were $37.04, $53.72 and $60.42 as of December 31, 2015, 2016 and 2017, respectively. Neither MV Partners nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of MV Partners and the financial condition of the trust could be materially and adversely affected.

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

        The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. As part of its development plan for the underlying properties, MV Partners expects to drill 27 development wells and conduct recompletion and workover operations on existing wells included in the underlying properties over the five years ending December 31, 2022. See "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program" for a description of MV Partners' development plans. Shortages of field personnel and equipment or price increases could significantly decrease the amount of cash available for distribution to the trust unitholders, or restrict the ability of MV Partners to drill the wells and conduct the operations which it currently has planned for the underlying properties.

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

        The net proceeds payable to the trust from the net profits interest are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves attributable to the underlying properties will decline over time. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. Based on the estimated production volumes in the reserve report, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average annual rate of approximately 8.6% over the next 20 years assuming no additional developmental drilling or other capital expenditures are made after 2022 on the underlying properties. The anticipated rate of decline is an estimate and actual decline rates may vary from those estimated. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest).

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

	High	Low	Cash Distributions
2016
First Quarter (January 1, 2016 through March 31, 2016)	$5.78	$3.26	$0.100
Second Quarter (April 1, 2016 through June 30, 2016)	6.50	3.90	0.030
Third Quarter (July 1, 2016 through September 30, 2016)	6.49	5.14	0.110
Fourth Quarter (October 1, 2016 through December 31, 2016)	6.76	5.15	0.160
2017
First Quarter (January 1, 2017 through March 31, 2017)	$7.35	$5.61	$0.120
Second Quarter (April 1, 2017 through June 30, 2017)	7.35	5.61	0.250
Third Quarter (July 1, 2017 through September 30, 2017)	6.50	4.80	0.225
Fourth Quarter (October 1, 2017 through December 31, 2017)	8.99	5.15	0.125

        As of March 14, 2018, the 11,500,000 units outstanding were held by 10 unitholders of record.

        Each quarter, the trustee determines the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the trustee) that quarter, less the trust's expenses for that quarter. Available funds are reduced by any cash that the trustee decides to hold as a reserve against future expenses. Quarterly cash distributions during the term of the trust are made by the trustee on or before the 25th day of the month following the end of each quarter to the trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day).

Equity Compensation Plans

        The trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

        There were no equity securities sold by the trust during the year ended December 31, 2017 that were not registered under the Securities Act of 1933, as amended, which we refer to herein as the "Securities Act."

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2017.

Item 6.    Selected Financial Data.

        The following table sets forth selected data for the trust as of December 31, 2013, 2014, 2015, 2016 and 2017, and for the years ended December 31, 2013, 2014, 2015, 2016 and 2017 based on the audited statements of assets and trust corpus as of December 31, 2013, 2014, 2015, 2016 and 2017 and the

audited statements of distributable income for the years ended December 31, 2013, 2014, 2015, 2016 and 2017.

	For the Year Ended December 31,
	2013	2014	2015	2016	2017
Net profits income	$37,876,668	$39,937,139	$15,460,776	$5,498,736	$9,118,031
Distributable income	$37,030,000	$39,042,500	$14,662,500	$4,600,000	$8,280,000
Distributions per trust unit	$3.2200	$3.3950	$1.2750	$0.4000	$0.7200
Total assets at year end	$27,292,083	$24,723,712	$22,186,835	$19,540,827	$16,962,193

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

Comparison of Results of the Trust for the Years Ended December 31, 2017 and 2016

        Income for the trust from the net profits interest was $9.1 million for the year ended December 31, 2017 compared to $5.5 million for the year ended December 31, 2016. General and administrative expense for the trust was $0.81 million for 2017 and $0.95 million for 2016. The trust paid administration fees of $0.09 million to MV Partners for each of 2017 and 2016. In addition, the trustee withheld $29,000 and used $54,000 of cash on hand for future trust expenses for the year ended December 31, 2017 and 2016, respectively. MV Partners withheld $250,000 for future capital expenditures during 2017. MV Partners also released $250,000 of the reserve previously held for future capital expenditures during 2016. These factors resulted in distributable income of $8.3 million, or $0.720 per unit, in 2017 compared to $4.6 million, or $0.400, per unit in 2016.

        The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the trust during the year ended December 31, 2017 substantially represented the production by MV Partners from September 2016 through August 2017, and the cash received by the trust during the year ended December 31, 2016 substantially represented the production by MV Partners from September 2015 through August 2016. MV Partners computes net proceeds quarterly on a calendar basis and distributes to the trust 80% of the aggregate of such net proceeds attributable to a computation period on or before the 25th day of the month following the computation period. As a result, for the year ended December 31, 2017, the trust's net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2016 through September 30, 2017. For the year ended December 31, 2016, the trust's net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2015 through September 30, 2016.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $11.7 million for the period from October 1, 2016 through September 30, 2017. The trust's net profits interest (80%) of this total was $9.4 million for the year ended December 31, 2017. During 2017, MV Partners withheld $250,000 for future capital expenditures during 2017, which resulted in total cash proceeds received by the trust of $9.1 million for the year ended December 31, 2017.

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

        The average price received for crude oil sold during 2017 was $44.03 per Bbl, while the average price received for crude oil sold during 2016 was $36.12 per Bbl. The average price received for natural gas sold during 2017 was $2.53 per Mcf, while the average price received for natural gas sold during 2016 was $1.83 per Mcf. The average prices for 2017 related to production by MV Partners from September 2016 through August 2017, and the average prices for 2016 related to production by MV Partners from September 2015 through August 2016.

        The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2016 to September 30, 2017 were 604,696 Bbls of oil, 36,366 Mcf of natural gas and 666 Bbls of natural gas liquids for a total equivalent barrels of oil of 611,189. The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2015 to September 30, 2016 were 606,436 Bbls of oil, 47,303 Mcf of natural gas and 951 Bbls of natural gas liquids for a total equivalent barrels of oil of 614,938.

        As noted above, the amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2017 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2016 through August 2017. The amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2016 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2015 through August 2016.

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

Liquidity and Capital Resources

        Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust's only use of cash is for distributions to trust unitholders. Administrative expenses include payments to the trustee as well as an annual administrative fee to MV Partners pursuant to the administrative services agreement. Each quarter, the trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust's expenses paid for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. As of December 31, 2017, $149,000 was held by the trustee as such a reserve. The trustee may cause the trust to borrow funds required to pay expenses if the trustee determines that the cash on hand and the cash to be received are insufficient to cover the trust's liabilities. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During each of 2016 and 2017, MV Partners made no advances to the trust for trust expenses.

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

        The development program that MV Partners currently intends to implement over the five years ending December 31, 2022 with respect to the underlying properties categorized as proved undeveloped reserves consists of drilling development wells, recompletion and workover projects, and polymer workovers. The development program that MV Partners currently intends to implement over the next five years with respect to the underlying properties categorized as proved developed non-producing reserves consists of well-reactivation projects, injection well-workover projects, recompletion projects, and well- workover projects.

        MV Partners has undertaken 3-D seismic surveys covering several leases constituting a part of the underlying properties. These leases have over 32 undrilled offset locations of varying quality based on offset production and subsurface mapping. The 3-D data was utilized to refine the subsurface mapping with respect to the size of mapped sink holes and to define smaller structural features along the edges of the main formation reservoir. Using this data, MV Partners has scheduled the drilling of 8 proved undeveloped locations over the five years ending December 31, 2022. MV Partners has expanded its 3-D seismic program into other fields constituting a part of the underlying properties.

        MV Partners expects total capital expenditures for the underlying properties during the five years ending December 31, 2022 will be approximately $9.0 million. Of this total, MV Partners contemplates spending approximately $6.1 million to drill development wells in seven project areas and approximately $2.9 million for recompletion and workovers of existing wells. MV Partners expects that these capital projects will add production that will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties. The trust is not directly obligated to pay any portion of any capital expenditures made with respect to the underlying properties; however, capital expenditures made by MV Partners with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under "Item 1. Business—Computation of Net Proceeds—Net Profits Interest") share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest. As the cash received by the trust in respect of the net profits interest will be reduced by the trust's pro rata share of these capital expenditures, MV Partners expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.

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

Contractual Obligations

        As of December 31, 2017, the trust had no obligations or commitments to make future contractual payments other than the administrative services fee and trustee fee payable to MV Partners and the trustee, respectively. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note G—Related Party Transactions."

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Unitholders
MV Oil Trust

Opinion on the financial statements

We have audited the accompanying statements of assets and trust corpus of MV Oil Trust (the "Trust") as of December 31, 2016 and 2017, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of MV Oil Trust as of December 31, 2016 and 2017, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2017, on the basis of accounting described in Note B to the financial statements.

As described in Note B to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Trust's internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the Trust's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the trustee, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Trust's auditor since 2006.

Oklahoma City, Oklahoma
March 14, 2018

MV OIL TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2016	2017
ASSETS
Cash and cash equivalents	$119,648	$148,887
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(30,962,496)	(33,570,369)

Total assets	$19,540,827	$16,962,193

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at December 31, 2016 and 2017	$19,540,827	$16,962,193

STATEMENTS OF DISTRIBUTABLE INCOME

	Year ended December 31,
	2015	2016	2017
Income from net profits interest	$15,460,776	$5,498,736	$9,118,031
Cash on hand used (withheld) for Trust expenses	(14,045)	54,192	(29,239)
General and administrative expense(1)	(784,231)	(952,928)	(808,792)

Distributable income	$14,662,500	$4,600,000	$8,280,000

Distributions per Trust unit (11,500,000 Trust units issued and outstanding for 2015, 2016 and 2017)	$1.275	$0.400	$0.720

(1)
Includes $85,399, $88,815 and $92,367 paid to MV Partners, LLC and $149,600, $150,100, and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2015, 2016 and 2017, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year ended December 31,
	2015	2016	2017
Trust corpus, beginning of year	$24,723,712	$22,186,835	$19,540,827
Income from net profits interest	15,460,776	5,498,736	9,118,031
Cash distributions	(14,662,500)	(4,600,000)	(8,280,000)
Trust expenses	(784,231)	(952,928)	(808,792)
Amortization of net profits interest	(2,550,922)	(2,591,816)	(2,607,873)

Trust corpus, end of year	$22,186,835	$19,540,827	$16,962,193

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

        The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders pursuant to a conveyance from MV Partners to the Trust. The term net profits interest is an interest in underlying properties consisting of MV Partner's net interests in all of its oil and natural gas properties located in the Mid-Continent region in the states of Kansas and Colorado (the "underlying properties"). These oil and gas properties include approximately 900 producing oil and gas wells.

        The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners' interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (MMBoe) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust's 80% net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2017, cumulatively, since inception, the Trust has received payment for approximately 8.0 MMBoe (unaudited). The trust will dissolve prior to its termination if:

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

        No new accounting pronouncements have been adopted or issued during the year ended December 31, 2017 that would impact the financial statements of the Trust.

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

NOTE C—NET PROFITS INTEREST

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and is calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

NOTE D—INCOME FROM NET PROFITS INTEREST

	Year ended December 31,
	2015	2016	2017
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$19,325,970	$6,560,920	$11,710,039
Times net profits interest over the term of the Trust	80%	80%	80%

Income from net profits interest before reserve adjustments	15,460,776	5,248,736	9,368,031
MV Partners reserve for future capital expenditures(2)	—	250,000	(250,000)

Income from net profits interest(3)	$15,460,776	$5,498,736	$9,118,031

(1)
Pursuant to the conveyance of the net profits interest, direct operating expenses, lease equipment and development costs, and payments made to settle hedges are deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During 2015, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $1.0 million at December 31, 2015. During 2016, MV Partners released $250,000 previously held for future capital expenditures. The reserve balance was $750,000 at December 31, 2016. During 2017, MV Partners withheld $250,000 for future capital expenditures. The reserve balance was $1,000,000 at December 31, 2017.

(3)
The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production; thus, the cash received by the Trust during the year ended December 31, 2015 substantially represents the production by MV Partners from September 2014 through August 2015, the cash received by the Trust during the year ended December 31, 2016 substantially represents the production by MV Partners from September 2015 through August 2016 and the cash received by the Trust during the year ended December 31, 2017 substantially represents the production by MV Partners from September 2016 through August 2017.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME FROM NET PROFITS INTEREST (Continued)

        For the years ended December 31, 2015, 2016 and 2017, MV Purchasing, LLC, which we refer to herein as "MV Purchasing," purchased 75%, 76% and 76%, respectively, of the production sold from the underlying properties. MV Purchasing is majority owned by the indirect equity owners of MV Partners. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

Date paid	Period covered	Distribution per unit	Reserve released (established)(1)
January 23, 2015	October 1, 2014 through December 31, 2014	$0.61	$—
April 24, 2015	January 1, 2015 through March 31, 2015	0.255	—
July 24, 2015	April 1, 2015 through June 30, 2015	0.20	—
October 23, 2015	July 1, 2015 through September 30, 2015	0.21	—
January 25, 2016	October 1, 2015 through December 31, 2015	$0.10	$—
April 25, 2016	January 1, 2016 through March 31, 2016	0.03	—
July 25, 2016	April 1, 2016 through June 30, 2016	0.11	250,000
October 25, 2016	July 1, 2016 through September 30, 2016	0.16	—
January 25, 2017	October 1, 2016 through December 31, 2016	$0.12	$—
April 25, 2017	January 1, 2017 through March 31, 2017	0.25	(250,000)
July 25, 2017	April 1, 2017 through June 30, 2017	0.225	—
October 25, 2017	July 1, 2017 through September 30, 2017	0.125	—

(1)
Pursuant to the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE G—RELATED PARTY TRANSACTIONS

        The Trust has entered into an administrative services agreement with MV Partners that obligates the Trust, throughout the term of the Trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the Trust relating to the net profits interest. The annual fee was a total of $85,399, $88,815 and $92,367 for 2015, 2016 and 2017, respectively, which will increase by 4% each year. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and MV Partners.

        The Trust has entered into a Trust Agreement with the Trustee that obligates the Trust, throughout the term of the Trust, to pay to the Trustee a quarterly fee. The annual fee was a total of $150,000 for each of 2015, 2016 and 2017. The Trust Agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of a majority of the Trust unitholders.

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2015, 2016 and 2017, the Trust did not borrow any money, and there were no prior borrowings that had not been repaid. Since the Trust uses the modified cash basis of accounting, a liability has not been recorded for any advances from MV Partners. The net advance is shown as an addition to Trust Corpus when the borrowing is made and is shown as a reduction to Trust Corpus when it is repaid.

        In April 2011, MV Partners provided a letter of credit in the amount of $1 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

NOTE I—OTHER EVENTS

Subsequent event

        The first quarterly distribution for 2018 was $2,530,000, or $0.22 per Trust unit, and was made on January 25, 2018 to Trust unitholders owning Trust units as of January 15, 2018. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2017 through December 31, 2017.

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        The Trust is required to disclose proved reserves in accordance with the SEC's reporting rules, which require that the average, first-day-of- the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2015, 2016 and 2017 has been presented in accordance with these rules.

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2015, 2016 and 2017 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the managers of

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

MV Partners who operate the underlying properties, in accordance with the SEC's rules and definitions. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil, natural gas, and natural gas liquids reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

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

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)	Total (Boe)
Proved reserves
Balance at December 31, 2014	6,198,498	468,452	8,602	6,282,165
Revisions of previous estimates	(515,459)	(282,664)	545	(562,216)
Production	(634,609)	(48,758)	(923)	(643,335)

Balance at December 31, 2015	5,048,430	137,030	8,224	5,076,614
Revisions of previous estimates	(241,150)	125,576	(394)	(220,477)
Production	(603,508)	(43,643)	(889)	(611,359)

Balance at December 31, 2016	4,203,772	218,963	6,941	4,244,778
Revisions of previous estimates	381,159	74,923	(637)	393,232
Production	(599,675)	(34,803)	(505)	(605,804)

Balance at December 31, 2017	3,985,256	259,083	5,799	4,032,206

Proved developed reserves
December 31, 2014	5,466,346	468,452	8,602	5,550,013

December 31, 2015	4,307,408	137,030	8,224	4,335,592

December 31, 2016	3,403,473	218,962	6,941	3,444,478

December 31, 2017	3,403,562	259,084	5,799	3,450,512

Proved undeveloped reserves
December 31, 2014	732,152	—	—	732,152
Proved undeveloped reserves converted to proved developed reserves by drilling	(6,996)	—	—	(6,996)
Additional proved undeveloped reserves added during 2015	164,952	—	—	164,952
Revisions of previous estimates	(149,086)	—	—	(149,086)

December 31, 2015	741,022	—	—	741,022
Proved undeveloped reserves converted to proved developed reserves by drilling	(99,574)	—	—	(99,574)
Additional proved undeveloped reserves added during 2016	133,936	—	—	133,936
Revisions of previous estimates	24,916	—	—	24,916

December 31, 2016	800,300	—	—	800,300
Proved undeveloped reserves converted to proved developed reserves by drilling	(105,512)	—	—	(105,512)
Additional proved undeveloped reserves added during 2017	21,421	—	—	21,421
Proved undeveloped reserves removed from drilling plan	(135,341)			(135,341)
Revisions of previous estimates	826	—	—	826

December 31, 2017	581,694	—	—	581,694

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

        The Trust recognized net reductions to reserves for its share of MV Partners' total during 2017 associated with the production of properties of approximately 605,804 Boe. The Trust recognized net reductions to reserves of approximately 113,920 Boe as a result of changes in the development plan. These reductions were partially offset with an increase in reserves of approximately 507,152 Boe as a result of positive revisions due to higher commodity prices during 2017.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Estimates of future net cash flows from proved reserves of crude oil, natural gas, and natural gas liquids are computed using the average, first-day- of-the-month price during the 12-month period for 2015, 2016 and 2017.

	2015	2016	2017
Future cash inflows	$224,074,350	$157,277,087	$184,494,587
Future costs
Production	(128,758,267)	(95,889,418)	(104,802,482)
Development	(9,444,920)	(9,917,000)	(7,222,400)

Future net cash flows	85,871,163	51,470,669	72,469,705
Less 10% discount factor	(28,566,225)	(16,541,979)	(21,063,883)

Standardized measure of discounted future net cash flows	$57,304,938	$34,928,690	$51,405,822

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

	2015	2016	2017
Standardized measure at beginning of year	$218,447,925	$57,304,938	$34,928,690
Net proceeds to the Trust	(15,460,777)	(5,248,736)	(9,368,031)
Net changes in price and production costs	(152,695,747)	(14,537,892)	16,150,937
Changes in estimated future development costs	(1,227,762)	(1,384,403)	828,370
Development costs incurred during the year	205,600	1,158,600	1,194,600
Revisions of quantity estimates	(6,143,186)	(2,525,534)	5,342,186
Accretion of discount	21,844,793	5,730,494	3,492,869
Changes in production rates, timing and other(1)	(7,665,908)	(5,568,777)	(1,163,799)

Standardized measure at end of year	$57,304,938	$34,928,690	$51,405,822

(1)
The Trust's changes in standardized measure of discounted future net cash flows attributable to production rates, timing and other primarily represents changes in the Trust's estimates of when

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

  proved reserve quantities will be realized. During the years ended December 31, 2015, 2016 and 2017, the Operator increased its development drilling capital plans, which had the effect of accelerating the estimated timing of development and then the ultimate realization of undeveloped proved reserves.

        The average, first-day-of-the-month price during the 12- month period for 2015, 2016 and 2017 used in determining future net revenues related to the standardized measure calculation are as follows:

	2015	2016	2017
Oil (per Bbl)	$44.28	$37.25	$46.09
Gas (per Mcf)	$2.31	$2.32	$2.56
NGL (per Bbl)	$25.91	$25.86	$25.82

NOTE K—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2016:
Income from net profits interest	$1,395	$574	$1,467	$2,062
Distributable income	$1,150	$345	$1,265	$1,840
Distributions per unit	$0.1000	$0.0300	$0.1100	$0.1600
2017:
Income from net profits interest	$1,598	$3,077	$2,809	$1,634
Distributable income	$1,380	$2,875	$2,588	$1,438
Distributions per unit	$0.1200	$0.2500	$0.2250	$0.1250

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

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 31, 2017, there has been no change in the trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee's internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

        As of December 31, 2017, the trustee assessed the effectiveness of the trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2017, based on those criteria.

        Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements of the trust included in this annual report on Form 10-K, has also audited the effectiveness of the trust's internal control over financial reporting as of December 31, 2017, as stated in their accompanying report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Unitholders
MV Oil Trust

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of MV Oil Trust (the "Trust") as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the financial statements of the Trust as of and for the year ended December 31, 2017, and our report dated March 14, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A trust's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, as described in Note B to the Trust's financial statements. A trust's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with a modified cash basis of accounting, and that receipts and expenditures of the trust are being made only in accordance with authorizations of the trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Grant Thornton LLP

Oklahoma City, Oklahoma
March 14, 2018

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires the holders of more than 10 percent of the trust units to file with the SEC reports regarding their ownership and changes in ownership of the trust units. The trustee believes that, during 2017, the trust's 10 percent unitholders complied with all Section 16(a) filing requirements. In making these statements, the trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the trust.

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

Item 11.    Executive Compensation.

        During the years ended December 31, 2017, 2016 and 2015, the trustee received compensation from the trust in the amount of $150,000 each year. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

        (a)   Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 14, 2018 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
MV Energy, LLC(2)	2,875,000	25.0%
VAP-I, LLC(2)	1,437,500	12.5%

(1)
Based on 11,500,000 trust units outstanding as of March 14, 2018.

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

Administrative Services Agreement

        The trust has entered into an administrative services agreement with MV Partners that obligates the trust, throughout the term of the trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the trust relating to the net profits interest. The annual fee was a total of $92,367 for 2017, which will increase by 4% each year. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and MV Partners.

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

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2016 and 2017 and fees billed for other services rendered by Grant Thornton LLP.

	2016	2017
Audit fees	$225,750	$241,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$225,750	$241,500

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

March 14, 2018

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