Form 10-Q
period 2018-09-30
MV Oil Trust
filed 2018-11-08
CIK 1371782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
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

As of November 7, 2018, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income from net profits interest	$5,060,067	$2,808,819	$12,204,908	$7,483,548
Cash on hand withheld for Trust expenses	(51,804)	42,979	(126,323)	(84,471)
General and administrative expenses(1)	(178,263)	(264,298)	(521,085)	(556,577)
Distributable income	$4,830,000	$2,587,500	$11,557,500	$6,842,500
Distributions per Trust unit (11,500,000 Trust units issued and outstanding at September 30, 2018 and 2017)	$0.420	$0.225	$1.005	$.595

(1)                                 Includes $24,015 and $23,092 paid to MV Partners, LLC during the three months ended September 30, 2018 and 2017, respectively, and $72,046 and $69,275 during the nine months ended September 30, 2018 and 2017, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended September 30, 2018 and 2017 and $112,500 during each of the nine months ended September 30, 2018 and 2017.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$275,210	$148,887
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(35,379,272)	(33,570,369)
Total assets	$15,279,613	$16,962,193
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at September 30, 2018 and December 31, 2017	$15,279,613	$16,962,193

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Trust corpus, beginning of period	$15,842,254	$18,334,034	$16,962,193	$19,540,827
Income from net profits interest	5,060,067	2,808,819	12,204,908	7,483,548
Cash distributions	(4,830,000)	(2,587,500)	(11,557,500)	(6,842,500)
Trust expenses	(178,263)	(264,298)	(521,085)	(556,577)
Amortization of net profits interest	(614,445)	(670,230)	(1,808,903)	(2,004,473)
Trust corpus, end of period	$15,279,613	$17,620,825	$15,279,613	$17,620,825

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

Note 2—Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2018 and for the three and nine month periods ended September 30, 2018 and September 30, 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2018 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$6,325,084	$3,511,024	$15,256,135	$9,666,936
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	5,060,067	2,808,819	12,204,908	7,733,548
MV Partners reserve for future capital expenditures(2)	0	0	0	(250,000)
Income from net profits interest(3)	$5,060,067	$2,808,819	$12,204,908	$7,483,548

(1)                                 Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by MV Partners during the March through May production periods for the three months ended September 30, 2018 and 2017, respectively, and during each of the September through May production periods for the nine months ended September 30, 2018 and 2017, respectively. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)                                 Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1,000,000 for future capital expenditures at any time. During the three and nine months ended September 30, 2018 MV Partners did not withhold or release any dollar amounts due to the Trust. During the three months ended September 30, 2017 MV Partners did not withhold or release any dollar amounts due to the Trust.  During the nine months ended September 30, 2017, MV Partners withheld $250,000 for future capital expenditures. The reserve balance was $1,000,000 at September 30, 2018 and 2017.

(3)                                 The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended September 30, 2018 substantially represents the production by MV Partners from March 2018 through May 2018 and the cash received by the Trust during the three months ended September 30, 2017 substantially represents the production by MV Partners from March 2017 through May 2017. The cash received by the Trust during the nine months ended September 30, 2018 substantially represents the production by MV Partners from September 2017 through May 2018 and the cash received by the Trust during the nine months ended September 30, 2017 substantially represents the production by MV Partners from September 2016 through May 2017.

For the three and nine months ended September 30, 2018 and 2017, MV Purchasing, LLC, which is majority owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to nine months, using market sensitive pricing.

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

Note 8—Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended September 30, 2018 and 2017, there were no borrowings or amounts owed for money borrowed in previous quarters.

MV Partners has provided a letter of credit in the amount of $1,000,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

The fourth quarterly distribution during 2018 was $4,772,500, or $0.415 per Trust unit, and was made on October 25, 2018 to Trust unitholders owning Trust units as of October 15, 2018. Such distribution included the net proceeds of production collected by MV Partners from July 1, 2018 through September 30, 2018.

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

Results of Operations for the Quarters Ended September 30, 2018 and 2017

The cash received by the Trust from MV Partners during the quarter ended September 30, 2018 substantially represents the production by MV Partners from March 2018 through May 2018. The cash received by the Trust from MV Partners during the quarter ended September 30, 2017 substantially represents the production by MV Partners from March 2017 through May 2017. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest increased $2,251,248 to $5,060,067 for the quarter ended September 30, 2018 from $2,808,819 for the quarter ended September 30, 2017. The increase was primarily due to a $2,814,060 increase in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $6,325,084 from $3,511,024 for the same period in the prior year. These amounts were reduced by a Trust holdback for future expenses of $230,067 and $221,319 for the quarters ended September 30, 2018 and 2017, respectively. The Trustee paid general and administrative expenses of $178,263 and $264,298 for the quarters ended September 30, 2018 and 2017, respectively. During the quarter ended September 30, 2018, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the quarter ended September 30, 2018 of $4,830,000, an increase of $2,242,500 from $2,587,500 for the quarter ended September 30, 2017.

The average price received for crude oil sold was $61.30 per Bbl and the average price received for natural gas sold was $2.31 per Mcf for the period from April 1, 2018 through June 30, 2018. The average price received for crude oil sold was $44.74 per Bbl and the average price received for natural gas sold was $2.77 per Mcf for the period from April 1, 2017 through June 30, 2017.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from April 1, 2018 through June 30, 2018 were 152,598 Bbls of oil, 12,023 Mcf of natural gas and 100 Bbls of natural gas liquids for total barrels of oil equivalent of 154,667. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from April 1, 2017 through June 30, 2017 were 152,206 Bbls of oil, 7,672 Mcf of natural gas and 140 Bbls of natural gas liquids for total barrels of oil equivalent of 153,575.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

The cash received by the Trust from MV Partners during the nine months ended September 30, 2018 substantially represents the production by MV Partners from September 2017 through May 2018. The cash received by the Trust during the nine months ended September 30, 2017 substantially represents the production by MV Partners from September 2016 through May 2017. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest increased $4,471,360 to $12,204,908 for the nine months ended September 30, 2018 from $7,733,548 for the nine months ended September 30, 2017. The increase was primarily due to a $5,589,199 increase in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $15,256,135 from $9,666,936 for the same period in the prior year. Additionally, the Trustee held back $647,408 for future expenses for the nine months ended September 30, 2018 and $641,048 for the nine months ended September 30, 2017. The Trustee paid general and administrative expenses of $521,085 and $556,577 for the nine months ended September 30, 2018 and 2017, respectively. MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures during the nine months ended September 30, 2018. MV Partners withheld $250,000 for future capital expenditures during the nine months ended September 30, 2017. These factors resulted in distributable income for the nine months ended September 30, 2018 of $11,557,500, an increase of $4,715,000 from $6,842,500 for the nine months ended September 30, 2017.

The average price received for crude oil sold was $55.18 per Bbl and the average price received for natural gas sold was $2.32 per Mcf for the period from October 1, 2017 through June 30, 2018. The average price received for crude oil sold was $44.80 per Bbl and the average price received for natural gas sold was $2.57 per Mcf for the period from October 1, 2016 through June 30, 2017.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2017 through June 30, 2018 were 450,143 Bbls of oil, 30,151 Mcf of natural gas and 252 Bbls of natural gas liquids for a total barrels of oil equivalent of 455,332. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2016 through June 30, 2017 were 454,356 Bbls of oil, 27,698 Mcf of natural gas and 506 Bbls of natural gas liquids for a total barrels of oil equivalent of 459,301.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of September 30, 2018, $275,000 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and nine months ended September 30, 2018 and 2017, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1,000,000 to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1,000,000 in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. As of September 30, 2018, $1,000,000 was held by MV Partners as a capital reserve.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2018, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

Date: November 8, 2018

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