Form 10-K
period 2018-12-31
MV Oil Trust
filed 2019-03-12
CIK 1371782

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

         The aggregate market value of the 8,625,000 Units of Beneficial Interest in MV Oil Trust held by non-affiliates of the registrant, computed using the closing sales price of $10.24 on June 29, 2018, was approximately $88,320,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 12, 2019, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

Documents Incorporated By Reference: None

ii

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, which we refer to as this "Form 10-K," contains forward-looking statements about MV Partners, LLC, which we refer to herein as "MV Partners," and MV Oil Trust, which we refer to herein as the "trust," that are subject to risks and uncertainties and that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the "Exchange Act." All statements other than statements of historical fact included in this document, including, without limitation, statements under "Business" and "Risk Factors" regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of MV Partners and the trust, are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Forward-looking statements are subject to risks and uncertainties and include statements pertaining to future development activities and costs and other statements in this Form 10-K that are prospective and constitute forward-looking statements.

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

          a.     Future cash inflows. These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2016, 2017 and 2018 of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

PART I

Item 1.    Business.

General

        MV Oil Trust, which we refer to herein as the "trust," was formed in August 2006 by MV Partners, LLC, which we refer to as "MV Partners." Much of the information disclosed herein has been provided to the trust by MV Partners, including information associated with the underlying properties such as production and well counts, major producing areas, customer relationships, competition, marketing and post-production services, and certain information on which reserve data is based.

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

        On January 24, 2007, MV Partners and the trust completed an initial public offering of units of beneficial interest in the trust, which we refer to herein as the "trust units." In connection with the completion of the initial public offering of trust units, on January 24, 2007, MV Partners conveyed a term net profits interest to the trust that represents the right to receive 80% of the net proceeds (calculated as described below) from all of MV Partners' interests in oil and natural gas properties as of January 24, 2007, which is referred to herein as the "net profits interest." These properties are located in the Mid-Continent region in the States of Kansas and Colorado. MV Partners' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of January 24, 2007, is referred to herein as the "underlying properties." As of December 31, 2018, the underlying properties produced predominantly oil from approximately 900 wells, and the projected reserve life of the underlying properties was over 50 years. Based on the summary prepared by Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, who we refer to as "CG&A", of its reserve report as of December 31, 2018 for the trust, which is summarized herein under "—Description of the Underlying Properties—Reserves" and is referred to herein as the "reserve report," the net profits interest would entitle the trust to receive net proceeds from the sale of production of not less than 11.5 MMBoe of proved reserves during the term of the trust, calculated as 80% of the proved reserves attributable to the underlying properties expected to be produced during the term of the trust. Of these reserves, approximately 86% were classified as proved developed producing reserves as of December 31, 2018. Production volumes from the underlying properties for the year ended December 31, 2018 were approximately 99% oil and approximately 1% natural gas and natural gas liquids. The underlying properties are all located in mature fields that are characterized by long production histories and numerous additional development opportunities to help reduce the natural decline in production from the underlying properties.

        The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2018, cumulatively, since inception, the trust has received payment for approximately 8.7 MMBoe of the trust's 11.5 MMBoe interest. The gross proceeds used to calculate the net profits interest is based on prices realized for oil, natural gas and natural gas liquids attributable to the underlying properties for each calendar quarter during the term of the net profits interest. In calculating the net proceeds used to calculate the net profits interest, MV Partners deducts from the gross proceeds from the underlying properties all lease operating expenses, maintenance expenses and capital expenditures (including the cost of workovers and recompletions, drilling costs and development costs), amounts that may be reserved for future capital expenditures (which reserve amounts may not exceed $1.0 million in the aggregate at any given time), post-production costs and production and property taxes paid by MV Partners.

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

Description of the Trust Units

        Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 11,500,000 trust units outstanding as of March 12, 2019.

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

Periodic Reports

        The trustee files all required trust federal and state income tax and information returns. The trustee prepares and provides the tax information that trust unitholders need to correctly report their share of the income and deductions of the trust. The trustee also causes to be prepared and filed reports required to be filed under the Exchange Act and by the rules of any securities exchange or quotation system on which the trust units are listed or admitted to trading, and also causes the trust to comply with the provisions of the Sarbanes-Oxley Act of 2002, including but not limited to, by establishing, evaluating and maintaining a system of internal control over financial reporting in compliance with the requirements of Section 404 thereof.

        Each trust unitholder and his or her representatives may examine, for any proper purpose, during reasonable business hours, the records of the trust and the trustee.

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

        As is customary in the oil and natural gas industry, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $3.0 million in 2016, $3.1 million in 2017 and $3.2 million in 2018 for all of the underlying properties for which MV Partners was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

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

        The trustee is not obligated to return any cash received from the net profits interest. Any overpayments that MV Partners makes to the trust due to adjustments to prior calculations of net proceeds or otherwise will reduce future amounts payable to the trust until MV Partners recovers the overpayments plus interest at the prime rate.

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

        The summary is limited to trust unitholders who are individual citizens or residents of the United States. Accordingly, the following summary has limited application to domestic corporations and persons subject to specialized federal income tax treatment. Each trust unitholder should consult his or her own tax advisor with respect to his or her particular circumstances.

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

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2018 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at http://mvo.investorhq.businesswire.com.

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

        Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2016, 2017 and 2018 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Senior Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A's preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 27 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).

        Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2016, 2017 and 2018 is presented consistent with these requirements.

        Proved Reserves of MV Oil Trust.    The following table sets forth, as of December 31, 2018, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Oil equivalents (MBoe)
Proved Developed	3,202	163	5	3,232
Proved Undeveloped	459	—	—	459
Total Proved	3,661	163	5	3,691

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

	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2015	5,048	137	8	5,077
Revisions of previous estimates	(241)	126	0	(220)
Production	(604)	(44)	(1)	(611)

Balance, December 31, 2016	4,203	219	7	4,246
Revisions of previous estimates	382	75	0	392
Production	(600)	(35)	(1)	(606)

Balance, December 31, 2017	3,985	259	6	4,032
Revisions of previous estimates	267	(52)	(1)	257
Production	(591)	(44)	(0)	(598)

Balance, December 31, 2018	3,661	163	5	3,691

Proved Developed Reserves:
Balance, December 31, 2015	4,307	137	8	4,336

Balance, December 31, 2016	3,404	219	7	3,445

Balance, December 31, 2017	3,403	259	6	3,450

Balance, December 31, 2018	3,202	163	5	3,232

Proved Undeveloped Reserves:
Balance, December 31, 2015	741	—	—	741
Proved undeveloped reserves converted to proved developed reserves by drilling	(100)	—	—	(100)
Additional proved undeveloped reserves added during 2016	134	—	—	134
Revisions of previous estimates	25	—	—	25

Balance, December 31, 2016	800	—	—	800
Proved undeveloped reserves converted to proved developed reserves by drilling	(106)	—	—	(106)
Additional proved undeveloped reserves added during 2017	21	—	—	21
Proved undeveloped reserves removed from drilling plan	(135)	—	—	(135)
Revisions of previous estimates	2	—	—	2

Balance, December 31, 2017	582	—	—	582
Proved undeveloped reserves converted to proved developed reserves by drilling	(182)	—	—	(182)
Additional proved undeveloped reserves added during 2018	66	—	—	66
Proved undeveloped reserves removed from drilling plan	(7)	—	—	(7)
Revisions of previous estimates	0	—	—	0

Balance, December 31, 2018	459	—	—	459

        None of the proved undeveloped reserves have remained undeveloped for five years or more after they were initially disclosed as proved undeveloped reserves.

        The reserves above represent the trust's 80% net profits interest in the underlying properties for the remainder of the term of the trust.

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the trust's 80% net profits interest in the underlying properties as of December 31, 2018 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2018 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	3,937.7	64.8	573.5	4,576.0
Gas (MMcf)	204.0	0.0	0.0	204.0
NGL (MBbl)	6.0	0.0	0.0	6.0
Revenue
Oil	$238,469.2	$3,922.9	$34,730.7	$277,122.9
Gas	573.2	0.00	0.0	573.2
NGL	154.2	0.0	0.0	154.2
Severance Taxes	1,526.7	175.8	1,107.4	2,809.9
Ad Valorem Taxes	5,780.1	227.9	1,669.4	7,677.5
Operating Expenses	90,576.5	450.0	3,350.8	94,377.2
Workover Expenses	9,304.4	0.0	0.0	9,304.4
COPAS Overhead	19,944.0	66.2	633.9	20,644.2
Investments	0.0	782.8	6,733.0	7,515.8
80% NPI Net Operating Income(1)	$89,651.9	$1,776.2	$16,989.0	$108,417.1
80% Net Profits Interest (NPI)(2)	$67,030.5	$1,272.1	$11,621.9	$79,924.5

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

        Oil and gas prices were adjusted to a WTI Cushing oil price of $65.56 per Bbl and a Henry Hub natural gas price of $3.112 per MMbtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2018. The price adjustments were based on oil price differentials forecast at –$5.00 per Bbl for all properties. Oil price differentials were not escalated. Gas and NGL price differentials were forecast on a per property basis as provided by MV

Partners and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by MV Partners. Expenses and investments were held constant in accordance with SEC rules and guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue, except for those Kansas producing properties that are severance tax exempt. Ad valorem taxes of 2.0% of total revenue were applied to each property as provided by MV Partners. Oil and gas conservation tax rates were applied to all Kansas properties at the applicable rates.

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

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and eastern Colorado. The following is a summary of the approximate acreage of the underlying properties at December 31, 2018.

	Gross	Net
	(acres)
Developed Acreage:
El Dorado Area	15,205	15,193
Northwest Kansas Area	11,645	11,600
Other	20,190	16,542

Total	47,040	43,335

Undeveloped Acreage:	—	—

        The following is a summary of the producing wells on the underlying properties as of December 31, 2018:

	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	841	826	64	9	905	835
Natural gas	3	2	1	—	4	2

Total	844	828	65	9	909	837

        The following is a summary of the number of developmental wells drilled by MV Partners on the underlying properties during the last three years. MV Partners did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2016		2017		2018
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	8	7.6	1	1	1	1
Natural gas wells	—	—	—	—	—	—
Non-productive	1	1	3	2.9	—	—

Total	9	8.6	4	3.9	1	1

        During the years ended December 31, 2016, 2017 and 2018, MV Partners drilled, completed and commenced production with respect to 8, 1 and 1 wells, respectively, on the underlying properties. As of December 31, 2018, no wells were being drilled but MV Partners had two DUCs. Capital expenditures associated with converting proved undeveloped reserves to proved developed reserves for the year ended December 31, 2018, were $0.69 million. MV Partners continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program."

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Sales volumes for natural gas liquids during the periods presented were not significant.

	Year Ended December 31,
	2016	2017	2018
Sales prices:
Oil (per Bbl)	$38.00	$45.97	$60.56
Natural gas (per Mcf)	$1.86	$2.54	$2.27
Lease operating expense (per Boe)	$18.64	$19.33	$20.03
Lease maintenance (per Boe)	$1.44	$1.82	$3.76
Lease overhead (per Boe)	$3.99	$4.19	$4.36
Production and property taxes (per Boe)	$0.68	$1.08	$1.38

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

        Both Vess Oil and Murfin Drilling have pursued polymer treatment programs with success in the Bemis-Shutts Field and plan to continue these workovers. MV Partners has continued to acquire 3-D seismic surveys over portions of the field to further define the boundaries of the Arbuckle structure in the field and to evaluate undrilled infill locations. This data is processed as received and currently there are over 6 potential infill drilling locations that have been identified. MV Partners plans to drill these locations over the next five years.

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

        Vess Oil and Murfin Drilling, as contract operators, generally sell production from the underlying properties to several purchasers, including MV Purchasing, LLC, which we refer to herein as "MV Purchasing," under short-term arrangements using market sensitive pricing. MV Purchasing is majority owned by the indirect equity owners of MV Partners. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Two purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For each of the years ended December 31, 2016, 2017 and 2018, MV Purchasing purchased 76% of the production sold from the underlying properties. MV Partners does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on MV Partners' business.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. MV Partners sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by MV Partners for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2016, 2017 and 2018 was $5.41, $4.98 and $4.96 per barrel, respectively.

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

Sale and Abandonment of Underlying Properties

        MV Partners and any transferee of any of the underlying properties will have the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between MV Partners and the trust in determining whether a well is capable of producing in commercially paying quantities, MV Partners is required under the conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. For the years ended December 31, 2016, 2017 and 2018, MV Partners plugged and abandoned 5, 20 and 10 wells, respectively, based on its determination that such wells were no longer economical to operate or restore to production.

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

        Oil and gas leases are real property interests under Colorado law. Net profits interests are non-operating, non-possessory interests carved out of the oil and gas leasehold estate. MV Partners has informed the trustee that MV Partners believes that it is possible that the net profits interest for the underlying properties located in Colorado may not be treated as a real property interest under the laws of Colorado. MV Partners has recorded the conveyance of the net profits interest in the real property records of Colorado in accordance with local recording acts. MV Partners has informed the trustee that MV Partners believes that if, during the term of the trust, MV Partners becomes involved as a debtor in a bankruptcy proceeding, the net profits interest relating to the underlying properties located in Colorado should be treated as a fully conveyed personal property interest under the laws of Colorado. In such a proceeding, however, a determination could be made that the conveyance constitutes an executory contract and the net profits interest is not a fully conveyed personal property interest under the laws of Colorado, and if such contract were not to be assumed in a bankruptcy proceeding involving MV Partners, the trust would be treated as an unsecured creditor of MV Partners with respect to such net profits interest in the pending bankruptcy proceeding. Although no assurance can be given, MV Partners does not believe that the conveyance of the net profits interest relating to the underlying properties located in Colorado should be subject to rejection in a bankruptcy proceeding as an executory contract.

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

Environmental Matters and Regulation

        General.    The operations of the underlying properties are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

  •
  restrict the types, quantities and concentration of various substances that can be released or emitted into the environment in connection with oil and natural gas drilling and production activities;

  •
  limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

  •
  require investigatory and remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

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

        Waste Handling.    The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA's non-hazardous waste provisions. In 2016, however, the EPA entered into a settlement with environmental groups wherein it agreed to decide by March 2019 whether to revise the EPA's current determination exempting oil and gas wastes from regulation as RCRA hazardous wastes. While the EPA has not taken any action toward changing the status of oil and gas wastes under RCRA, any such change could result in an increase in the costs to manage and dispose of wastes generated by MV Partners' operations.

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

        The underlying properties may have been used for oil and natural gas exploration and production for many years. Although MV Partners believes that it has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been disposed of or released on or under the properties, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, the underlying properties may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under MV Partners' control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, MV Partners could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

        Water Discharges.    The federal Clean Water Act, or CWA, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States and waters of the state, respectively. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. The discharge of wastewater from most onshore oil and gas activities exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly owned treatment works, or POTW. Unconventional extraction facilities can send wastewater to a private centralized wastewater treatment facility that can either discharge treated water or send it to a POTW. The EPA is conducting a study of the treatment and discharge of oil and gas wastewater. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.

        The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers, or ACE. CWA Section 401 provides that the applicant for an individual National Pollutant Discharge Elimination System, or NPDES, permit to be issued by the EPA or an individual Section 404 permit to be issued by the ACE must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state's approved water quality program. In some instances this process could result in delay in issuance of the permit, more stringent permit requirements, or denial of the permit.

        In September 2015, new EPA and ACE rules defining the scope of the "waters of the United States" and the EPA's and the ACE's jurisdiction, or the 2015 Rule, became effective. The 2015 Rule has been challenged in multiple courts on the grounds that it unlawfully expands the reach of CWA programs. Due to the status of pending litigation, the 2015 Rule is currently in effect in 22 states. In the remaining states, regulations in effect before promulgation of the 2015 Rule and guidance interpreting relevant United States Supreme Court rulings are in effect. On December 11, 2018, the heads of the EPA and ACE signed a proposed regulation, or the 2018 Pre-Proposal Rule, that would revise the definition of waters of the United States to reduce its reach from the 2015 Rule. The fates of the 2015 Rule and the 2018 Pre-Proposal Rule and applicability of the rules during current and future litigation are uncertain; however, to the extent the 2015 Rule is in effect, it expands the scope of CWA jurisdiction, and MV Partners could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas or other waters of the United States.

        The Oil Pollution Act of 1990, or the OPA, as amended, which amends the CWA, establishes standards for prevention, containment and cleanup of oil spills into waters of the United States. The OPA requires measures to be taken to prevent the accidental discharge of oil into waters of the United States from onshore production facilities. Measures under the OPA and the CWA include inspection and maintenance programs to minimize spills from oil storage and conveyance systems; the use of secondary containment systems to prevent spills from reaching nearby waterbodies; proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill; and the development and implementation of spill prevention, control and countermeasure, or SPCC, plans to prevent and respond to oil spills. The OPA also subjects owners and operators of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill. MV Partners has developed and implemented SPCC plans for the Underlying Properties as required under the CWA.

        Air Emissions.    The federal Clean Air Act, or CAA, and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources and has recently proposed rules that define the terms used to determine whether a source is considered to be a major source under the CAA. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

        The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012, the EPA adopted federal New Source Performance Standards that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as "green completions." These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. The EPA is also charged with establishing ambient air quality standards, the implementation of which can indirectly impact MV Partners' operations. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, or NAAQS, for ozone from 75 to 70 parts per billion. A number of state and industry petitioners filed suit in the U.S. Court of Appeals for the District of Columbia Circuit, challenging the 2015 ozone NAAQS. The outcome of the litigation challenging the standard is unknown at this time. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit MV Partners' ability to obtain such permits, and result in increased expenditures for pollution control equipment.

        Climate Change.    There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. In response to findings that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis.

        In December 2015, the EPA finalized rules that added new sources to the scope of its GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain new, modified or reconstructed oil and gas facilities, including production, processing, transmission and storage activities, or the Methane Rule. However, following the November 2016 presidential election and change in administrations, in 2017 the EPA proposed to delay implementation of the Methane Rule, and also convened a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. These actions, like the Methane Rule itself, have been (or are likely to be) challenged in courts. While the ultimate fate of the Methane Rule is unclear, it may require MV Partners to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.

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

        Endangered Species Act.    The federal Endangered Species Act, or ESA, restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the underlying properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. The designation of previously unidentified endangered or threatened species could cause MV Partners to incur additional costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the underlying properties. While some of MV Partners' facilities or leased acreage may be located in areas that are designated as habitat for endangered or threatened species, MV Partners believes that it is in substantial compliance with the ESA.

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

        MV Partners believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the trust unitholders. For instance, MV Partners did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2016, 2017 and 2018. Additionally, MV Partners has informed the trust that MV Partners is not aware of any environmental issues or claims that will require material capital expenditures during 2019. However, there is no assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on the operations of the underlying properties and cash distributions to trust unitholders.

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

        Crude oil prices have been volatile during the last several years, and in 2018 ranged from a high of $76.41 to a low of $42.53. The NYMEX crude oil spot prices per Bbl were $53.72, $60.42 and $45.41 as of December 31, 2016, 2017 and 2018, respectively. Neither MV Partners nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of MV Partners and the financial condition of the trust could be materially and adversely affected.

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

        The revenues of the trust, the value of the trust units and the amount of cash distributions to the trust unitholders depend upon, among other things, the costs incurred by MV Partners to develop and exploit oil and natural gas reserves attributable to the underlying properties. Drilling, production or transportation accidents that temporarily or permanently halt the production and sale of oil, natural gas and natural gas liquids at any of the underlying properties will reduce trust distributions by reducing the amount of net proceeds available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any costs incurred by MV Partners in connection with any such accidents that are not insured against will have the effect of reducing the net proceeds available for distribution to the trust. In addition, curtailments or damage to pipelines used by MV Partners to transport oil, natural gas and natural gas liquid production to markets for sale could reduce the amount of net proceeds available for distribution. Any such curtailment or damage to the gathering systems used by MV Partners could also require MV Partners to find alternative means to transport the oil, natural gas and natural gas liquid production from the underlying properties, which alternative means could require MV Partners to incur additional costs that will have the effect of reducing net proceeds available for distribution by the trust. The trust does not maintain any type of insurance against any of the risks of conducting oil and gas exploration and production activities.

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

        The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. As part of its development plan for the underlying properties, MV Partners expects to drill 20 development wells and conduct recompletion and workover operations on existing wells included in the underlying properties over the five years ending December 31, 2023. See "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program" for a description of MV Partners' development plans. Shortages of field personnel and equipment or price increases could significantly decrease the amount of cash available for distribution to the trust unitholders, or restrict the ability of MV Partners to drill the wells and conduct the operations which it currently has planned for the underlying properties.

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

        The net proceeds payable to the trust from the net profits interest are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves attributable to the underlying properties will decline over time. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. Based on the estimated production volumes in the reserve report, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average annual rate of approximately 8.0% over the next 20 years assuming no additional developmental drilling or other capital expenditures are made after 2023 on the underlying properties. The anticipated rate of decline is an estimate and actual decline rates may vary from those estimated. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest).

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

        Because the net proceeds payable to the trust are derived from the sale of depleting assets, the portion of the distributions to unitholders attributable to depletion may be considered to have the effect of a return of capital as opposed to a return on investment. Eventually, the underlying properties burdened by the net profits interest may cease to produce in commercially paying quantities and the trust may, therefore, cease to receive any distributions of net proceeds therefrom.

The amount of cash available for distribution by the trust will be reduced by the amount of any production and development costs, taxes, capital expenditures and post-production costs.

        Production and development costs on the underlying properties are deducted in the calculation of the trust's share of net proceeds. In addition, production and property taxes, capital expenditures or post-production costs are deducted in the calculation of the trust's share of net proceeds. Accordingly, higher production and development expenses, taxes, capital expenditures and post-production costs will directly decrease the amount of cash received by the trust in respect of its net profits interest. For a summary of these costs for the last three years, see "Item 1. Business—Description of the Underlying Properties—Producing Acreage and Well Counts." Historical costs may not be indicative of future costs. In addition, cash available for distribution by the trust will be further reduced by the trust's general and administrative expenses.

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

        A purchaser's failure to pay for purchased production could have a significant adverse impact on MV Partners' business, which in turn could adversely affect the trust. The recent tightening of credit in the financial markets may make it more difficult for purchasers to obtain financing and depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by such purchasers.

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

        As of the date of this Form 10-K, the two members of MV Partners, MV Energy and VAP-I, LLC ("VAP-I"), owned 25% of the outstanding trust units. The two members of MV Partners may use some or all of the remaining trust units they own for a number of corporate purposes, including:

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

The trust is managed by a trustee who cannot be replaced except by a majority vote of the trust unitholders at a special meeting, which may make it difficult for trust unitholders to remove or replace the trustee.

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

        From time to time, the U.S. Congress has considered legislation directed at reducing greenhouse gas emissions. The EPA has proposed rules to regulate greenhouse gases and regional initiatives have formed to control greenhouse gases. Additionally, the states in which MV Partners operates may implement air pollution control regulations that are more stringent than existing and proposed federal regulations, in particular the regulation of emissions of greenhouse gases. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect MV Partners' operations and, therefore, distributions to the trust unitholders.

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

        In response to findings that emissions of carbon dioxide, methane and other "greenhouse gases" present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act. These regulations include limits on tailpipe emissions from motor vehicles and pre-construction and operating permit requirements for certain large stationary sources. The EPA also has adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis. In addition, in 2016 the EPA adopted federal New Source Performance Standards for new, modified, or reconstructed oil and gas facilities that require control of the greenhouse gas methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites, referred to as the "Methane Rule." Following the 2016 presidential election and change in administrations, in 2017 the EPA proposed to delay implementation of the Methane Rule and convened a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. These actions, like the Methane Rule itself, have been (or are likely to be) challenged in courts. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the Clean Air Act may require MV Partners to incur development expenses to install and utilize specific equipment, technologies, or work practices to control greenhouse gas emissions from its operations.

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

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of MV Partners' business operations.

        MV Partners relies on information technology ("IT") systems and networks in connection with its business activities, including exploration, development and production activities. MV Partners relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of MV Partners' systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets. MV Partners has experienced, and expects to continue to experience, attempts from hackers and other third parties to gain unauthorized access to its IT systems and networks. Although prior cyber-attacks have not had a material adverse effect on MV Partners' operations or financial performance, MV Partners may not be successful in preventing cyber-attacks or mitigating their effect. Any cyber-attack could have a material adverse effect on MV Partners' reputation, competitive position, business, financial condition and results of operations, and could have a material adverse effect on the trust. Cyber-attacks or security breaches also could result in litigation or regulatory action, as well as significant additional expense to MV Partners to implement further data protection measures.

        In addition to the risks presented to MV Partners' systems and networks, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery to markets. A cyber-attack of this nature would be outside MV Partners' ability to control, but could have a material adverse effect on MV Partners' business, financial condition and results of operations, and could have a material adverse effect on the trust.

Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of the Trustee's operations.

        The trustee depends heavily upon IT systems and networks in connection with its business activities. Despite a variety of security measures implemented by the trustee, events such as the loss or theft of back-up tapes or other data storage media could occur, and the trustee's computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies.

        If a cyber-attack were to occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the trustee's computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the trust, which could result in litigation, increased costs and regulatory penalties. Although steps are taken to prevent and detect such attacks, it is possible that a cyber incident will not be discovered for some time after it occurs, which could increase exposure to these consequences.

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

Item 4.    Mine Safety Disclosures.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The trust units commenced trading on the New York Stock Exchange on January 19, 2007 under the symbol "MVO." As of March 12, 2019, the 11,500,000 units outstanding were held by 10 unitholders of record.

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

Recent Sales of Unregistered Securities

        There were no equity securities sold by the trust during the year ended December 31, 2018 that were not registered under the Securities Act of 1933, as amended, which we refer to herein as the "Securities Act."

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2018.

Item 6.    Selected Financial Data.

        The following table sets forth selected data for the trust as of December 31, 2014, 2015, 2016, 2017 and 2018, and for the years ended December 31, 2014, 2015, 2016, 2017 and 2018 based on the audited statements of assets and trust corpus as of December 31, 2014, 2015, 2016, 2017 and 2018 and the audited statements of distributable income for the years ended December 31, 2014, 2015, 2016, 2017 and 2018.

	For the Year Ended December 31,
	2014	2015	2016	2017	2018
Net profits income	$39,937,139	$15,460,776	$5,498,736	$9,118,031	$17,151,136
Distributable income	$39,042,500	$14,662,500	$4,600,000	$8,280,000	$16,330,000
Distributions per trust unit	$3.3950	$1.2750	$0.4000	$0.7200	$1.4200
Total assets at year end	$24,723,712	$22,186,835	$19,540,827	$16,962,193	$14,706,311

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The trust's purpose is, in general, to hold the net profits interest, to distribute to the trust unitholders cash that the trust receives in respect of the net profits interest, and to perform certain administrative functions in respect of the net profits interest and the trust units. The trust derives substantially all of its income and cash flows from the net profits interest.

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

Comparison of Results of the Trust for the Years Ended December 31, 2018 and 2017

        Income for the trust from the net profits interest was $17.2 million for the year ended December 31, 2018 compared to $9.1 million for the year ended December 31, 2017. General and administrative expense for the trust was $0.71 million for 2018 and $0.81 million for 2017. The trust paid administration fees of $0.07 million and $0.09 million to MV Partners for each of 2018 and 2017, respectively. In addition, the trustee withheld $107,000 and $29,000 for future trust expenses for the years ended December 31, 2018 and 2017, respectively. MV Partners withheld $250,000 for future capital expenditures during 2017. During 2018, MV Partners did not withhold or release any dollar amounts due to the Trust. These factors resulted in distributable income of $16.3 million, or $1.420 per unit, in 2018 compared to $8.3 million, or $0.720, per unit in 2017.

        The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the trust during the year ended December 31, 2018 substantially represented the production by MV Partners from September 2017 through August 2018, and the cash received by the trust during the year ended December 31, 2017 substantially represented the production by MV Partners from September 2016 through August 2017. MV Partners computes net proceeds quarterly on a calendar basis and distributes to the trust 80% of the aggregate of such net proceeds attributable to a computation period on or before the 25th day of the month following the computation period. As a result, for the year ended December 31, 2018, the trust's net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2017 through September 30, 2018. For the year ended December 31, 2017, the trust's net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2016 through September 30, 2017.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $21.4 million for the period from October 1, 2017 through September 30, 2018. The trust's net profits interest (80%) of this total was $17.2 million for the year ended December 31, 2018. During 2018, MV Partners did not withhold or release any dollar amounts due to the Trust, which resulted in total cash proceeds received by the trust of $17.2 million for the year ended December 31, 2018.

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

        The average price received for crude oil sold during 2018 was $57.27 per Bbl, while the average price received for crude oil sold during 2017 was $44.03 per Bbl. The average price received for natural gas sold during 2018 was $2.29 per Mcf, while the average price received for natural gas sold during 2017 was $2.53 per Mcf. The average prices for 2018 related to production by MV Partners from September 2017 through August 2018, and the average prices for 2017 related to production by MV Partners from September 2016 through August 2017.

        The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2017 to September 30, 2018 were 596,870 Bbls of oil, 43,074 Mcf of natural gas and 363 Bbls of natural gas liquids for a total equivalent barrels of oil of 604,285. The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2016 to September 30, 2017 were 604,696 Bbls of oil, 36,366 Mcf of natural gas and 666 Bbls of natural gas liquids for a total equivalent barrels of oil of 611,189.

        As noted above, the amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2018 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2017 through August 2018. The amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2017 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2016 through August 2017.

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

Liquidity and Capital Resources

        Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust's only use of cash is for distributions to trust unitholders. Administrative expenses include payments to the trustee as well as an annual administrative fee to MV Partners pursuant to the administrative services agreement. Each quarter, the trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust's expenses paid for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. As of December 31, 2018, $256,000 was held by the trustee as such a reserve. The trustee may cause the trust to borrow funds required to pay expenses if the trustee determines that the cash on hand and the cash to be received are insufficient to cover the trust's liabilities. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During each of 2017 and 2018, MV Partners made no advances to the trust for trust expenses.

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

        The development program that MV Partners currently intends to implement over the five years ending December 31, 2023 with respect to the underlying properties categorized as proved undeveloped reserves consists of drilling development wells, recompletion and workover projects, and polymer workovers. The development program that MV Partners currently intends to implement over the next five years with respect to the underlying properties categorized as proved developed non-producing reserves consists of well-reactivation projects, injection well-workover projects, recompletion projects, and well- workover projects.

        MV Partners has undertaken 3-D seismic surveys covering several leases constituting a part of the underlying properties. These leases have over 32 undrilled offset locations of varying quality based on offset production and subsurface mapping. The 3-D data was utilized to refine the subsurface mapping with respect to the size of mapped sink holes and to define smaller structural features along the edges of the main formation reservoir. Using this data, MV Partners has scheduled the drilling of 6 proved undeveloped locations over the five years ending December 31, 2023. MV Partners has expanded its 3-D seismic program into other fields constituting a part of the underlying properties.

        MV Partners expects total capital expenditures for the underlying properties during the five years ending December 31, 2023 will be approximately $7.5 million. Of this total, MV Partners contemplates spending approximately $4.5 million to drill development wells in seven project areas and approximately $3.0 million for recompletion and workovers of existing wells. MV Partners expects that these capital projects will add production that will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties. The trust is not directly obligated to pay any portion of any capital expenditures made with respect to the underlying properties; however, capital expenditures made by MV Partners with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under "Item 1. Business—Computation of Net Proceeds—Net Profits Interest") share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest. As the cash received by the trust in respect of the net profits interest will be reduced by the trust's pro rata share of these capital expenditures, MV Partners expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Unitholders
MV Oil Trust

Opinion on the financial statements

We have audited the accompanying statements of assets and trust corpus of MV Oil Trust (the "Trust") as of December 31, 2017 and 2018, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of MV Oil Trust as of December 31, 2017 and 2018, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2018, in conformity with the modified cash basis of accounting described in Note B to the financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Trust's internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 12, 2019 expressed an unqualified opinion thereon.

Basis of accounting

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

Oklahoma City, Oklahoma

March 12, 2019

MV OIL TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2017	2018
ASSETS
Cash and cash equivalents	$148,887	$255,871
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(33,570,369)	(35,933,235)

Total assets	$16,962,193	$14,706,311

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at December 31, 2017 and 2018	$16,962,193	$14,706,311

STATEMENTS OF DISTRIBUTABLE INCOME

	Year ended December 31,
	2016	2017	2018
Income from net profits interest	$5,498,736	$9,118,031	$17,151,136
Cash on hand used (withheld) for Trust expenses	54,192	(29,239)	(106,984)
General and administrative expense(1)	(952,928)	(808,792)	(714,152)

Distributable income	$4,600,000	$8,280,000	$16,330,000

Distributions per Trust unit (11,500,000 Trust units issued and outstanding for 2016, 2017 and 2018)	$0.400	$0.720	$1.420

(1)
Includes $88,815, $92,367 and $72,046 paid to MV Partners, LLC and $150,100, $150,000, and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2016, 2017 and 2018, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year ended December 31,
	2016	2017	2018
Trust corpus, beginning of year	$22,186,835	$19,540,827	$16,962,193
Income from net profits interest	5,498,736	9,118,031	17,151,136
Cash distributions	(4,600,000)	(8,280,000)	(16,330,000)
Trust expenses	(952,928)	(808,792)	(714,152)
Amortization of net profits interest	(2,591,816)	(2,607,873)	(2,362,866)

Trust corpus, end of year	$19,540,827	$16,962,193	$14,706,311

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

        The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners' interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (MMBoe) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust's 80% net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2018, cumulatively, since inception, the Trust has received payment for approximately 8.7 MMBoe (unaudited). The trust will dissolve prior to its termination if:

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

        No new accounting pronouncements have been adopted or issued during the year ended December 31, 2018 that would impact the financial statements of the Trust.

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

NOTE C—NET PROFITS INTEREST

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and is calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

NOTE D—INCOME FROM NET PROFITS INTEREST

	Year ended December 31,
	2016	2017	2018
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$6,560,920	$11,710,039	$21,438,920
Times net profits interest over the term of the Trust	80%	80%	80%

Income from net profits interest before reserve adjustments	5,248,736	9,368,031	17,151,136
MV Partners reserve for future capital expenditures(2)	250,000	(250,000)	—

Income from net profits interest(3)	$5,498,736	$9,118,031	$17,151,136

(1)
Pursuant to the conveyance of the net profits interest, direct operating expenses, lease equipment and development costs are deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During 2016, MV Partners released $250,000 previously held for future capital expenditures. The reserve balance was $750,000 at December 31, 2016. During 2017, MV Partners withheld $250,000 for future capital expenditures. The reserve balance was $1,000,000 at December 31, 2017. During 2018, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $1,000,000 at December 31, 2018.

(3)
The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production; thus, the cash received by the Trust during the year ended December 31, 2016

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME FROM NET PROFITS INTEREST (Continued)

  substantially represents the production by MV Partners from September 2015 through August 2016 and the cash received by the Trust during the year ended December 31, 2017 substantially represents the production by MV Partners from September 2016 through August 2017 and the cash received by the Trust during the year ended December 31, 2018 substantially represents the production by MV Partners from September 2017 through August 2018.

        For the years ended December 31, 2016, 2017 and 2018, MV Purchasing, LLC, which we refer to herein as "MV Purchasing," purchased 76% of the production sold from the underlying properties. MV Purchasing is majority owned by the indirect equity owners of MV Partners. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE F—DISTRIBUTIONS TO UNITHOLDERS (Continued)

Date paid	Period covered	Distribution per unit	Reserve released (established)(1)
January 25, 2016	October 1, 2015 through December 31, 2015	$0.10	$—
April 25, 2016	January 1, 2016 through March 31, 2016	0.03	—
July 25, 2016	April 1, 2016 through June 30, 2016	0.11	250,000
October 25, 2016	July 1, 2016 through September 30, 2016	0.16	—
January 25, 2017	October 1, 2016 through December 31, 2016	$0.12	$—
April 25, 2017	January 1, 2017 through March 31, 2017	0.25	(250,000)
July 25, 2017	April 1, 2017 through June 30, 2017	0.225	—
October 25, 2017	July 1, 2017 through September 30, 2017	0.125	—
January 25, 2018	October 1, 2017 through December 31, 2017	$0.22	$—
April 25, 2018	January 1, 2018 through March 31, 2018	0.365	—
July 25, 2018	April 1, 2018 through June 30, 2018	0.420	—
October 25, 2018	July 1, 2018 through September 30, 2018	0.415	—

(1)
Pursuant to the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time

NOTE G—RELATED PARTY TRANSACTIONS

        The Trust has entered into an administrative services agreement with MV Partners that obligates the Trust, throughout the term of the Trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the Trust relating to the net profits interest. The annual fee was a total of $88,815, $92,367 and $96,062 for 2016, 2017 and 2018, respectively, which will increase by 4% each year. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and MV Partners.

        The Trust has entered into a Trust Agreement with the Trustee that obligates the Trust, throughout the term of the Trust, to pay to the Trustee a quarterly fee. The annual fee was a total of $150,000 for each of 2016, 2017 and 2018. The Trust Agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of a majority of the Trust unitholders.

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2016, 2017 and 2018, the Trust did not borrow any money, and there were no prior borrowings that had not been repaid. Since the Trust uses the modified cash basis of accounting, a liability has not been recorded for any advances from MV Partners. The net advance is shown as an addition to Trust Corpus when the borrowing is made and is shown as a reduction to Trust Corpus when it is repaid.

        MV Partners provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE I—OTHER EVENTS

Subsequent event

        The first quarterly distribution for 2019 was $3,622,500, or $0.315 per Trust unit, and was made on January 25, 2019 to Trust unitholders owning Trust units as of January 15, 2019. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2018 through December 31, 2018.

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        The Trust is required to disclose proved reserves in accordance with the SEC's reporting rules, which require that the average, first-day-of- the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2016, 2017 and 2018 has been presented in accordance with these rules.

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2016, 2017 and 2018 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the managers of MV Partners who operate the underlying properties, in accordance with the SEC's rules and definitions. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil, natural gas, and natural gas liquids reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

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

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)	Total (Boe)
Proved reserves
Balance at December 31, 2015	5,048,430	137,030	8,224	5,076,614
Revisions of previous estimates	(241,150)	125,576	(394)	(220,477)
Production	(603,508)	(43,643)	(889)	(611,359)

Balance at December 31, 2016	4,203,772	218,963	6,941	4,244,778
Revisions of previous estimates	381,159	74,923	(637)	393,232
Production	(599,675)	(34,803)	(505)	(605,804)

Balance at December 31, 2017	3,985,256	259,083	5,799	4,032,206
Revisions of previous estimates	266,433	(52,081)	(663)	257,322
Production	(590,885)	(43,770)	(352)	(598,409)

Balance at December 31, 2018	3,660,804	163,233	4,784	3,691,119

Proved developed reserves
December 31, 2015	4,307,408	137,030	8,224	4,335,592

December 31, 2016	3,403,473	218,962	6,941	3,444,478

December 31, 2017	3,403,562	259,084	5,799	3,450,512

December 31, 2018	3,202,010	163,233	4,784	3,232,325

Proved undeveloped reserves
December 31, 2015	741,022	—	—	741,022
Proved undeveloped reserves converted to proved developed reserves by drilling	(99,574)	—	—	(99,574)
Additional proved undeveloped reserves added during 2016	133,936	—	—	133,936
Revisions of previous estimates	24,916	—	—	24,916

December 31, 2016	800,300	—	—	800,300
Proved undeveloped reserves converted to proved developed reserves by drilling	(105,512)	—	—	(105,512)
Additional proved undeveloped reserves added during 2017	21,421	—	—	21,421
Proved undeveloped reserves removed from drilling plan	(135,341)			(135,341)
Revisions of previous estimates	826	—	—	826

December 31, 2017	581,694	—	—	581,694
Proved undeveloped reserves converted to proved developed reserves by drilling	(181,694)	—	—	(181,694)
Additional proved undeveloped reserves added during 2018	65,734	—	—	65,734
Proved undeveloped reserves removed from drilling plan	(6,991)			(6,991)
Revisions of previous estimates	56	—	—	56

December 31, 2018	458,794	—	—	458,794

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

        The Trust recognized net reductions to reserves for its share of MV Partners' total during 2016 associated with the production of properties of 611,359 Boe. This reduction was compounded with a decrease in reserves of 220,477 Boe as a result of negative revisions due to lower commodity prices during 2016.

        The Trust recognized net reductions to reserves for its share of MV Partners' total during 2017 associated with the production of properties of 605,804 Boe. The Trust recognized net reductions to reserves of 113,920 Boe as a result of changes in the development plan. These reductions were offset with an increase in reserves of 507,152 Boe as a result of positive revisions due to higher commodity prices during 2017.

        The Trust recognized net reductions to reserves for its share of MV Partners' total during 2018 associated with the production of properties of 598,409 Boe. The Trust recognized net reductions to reserves of 58,743 Boe as a result of changes in the development plan. These reductions were offset with an increase in reserves of 371,858 Boe as a result of positive revisions due to higher commodity prices during 2018.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Estimates of future net cash flows from proved reserves of crude oil, natural gas, and natural gas liquids are computed using the average, first-day- of-the-month price during the 12-month period for 2016, 2017 and 2018.

	2016	2017	2018
Future cash inflows	$157,277,087	$184,494,587	$222,280,250
Future costs
Production	(95,889,418)	(104,802,482)	(107,850,519)
Development	(9,917,000)	(7,222,400)	(6,012,640)

Future net cash flows	51,470,669	72,469,705	108,417,091
Less 10% discount factor	(16,541,979)	(21,063,883)	(28,492,547)

Standardized measure of discounted future net cash flows	$34,928,690	$51,405,822	$79,924,544

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

	2016	2017	2018
Standardized measure at beginning of year	$57,304,938	$34,928,690	$51,405,822
Net proceeds to the Trust	(5,248,736)	(9,368,031)	(17,151,136)
Net changes in price and production costs	(14,537,892)	16,150,937	32,980,714
Changes in estimated future development costs	(1,384,403)	828,370	(1,014,730)
Development costs incurred during the year	1,158,600	1,194,600	1,902,600
Revisions of quantity estimates	(2,525,534)	5,342,186	6,232,157
Accretion of discount	5,730,494	3,492,869	5,140,582
Changes in production rates, timing and other(1)	(5,568,777)	(1,163,799)	428,535

Standardized measure at end of year	$34,928,690	$51,405,822	$79,924,544

(1)
The Trust's changes in standardized measure of discounted future net cash flows attributable to production rates, timing and other primarily represents changes in the Trust's estimates of when proved reserve quantities will be realized. During the years ended December 31, 2016, 2017 and 2018, the operator increased its development drilling capital plans, which had the effect of accelerating the estimated timing of development and then the ultimate realization of undeveloped proved reserves.

        The average, first-day-of-the-month price during the 12-month period for 2016, 2017 and 2018 used in determining future net revenues related to the standardized measure calculation are as follows:

	2016	2017	2018
Oil (per Bbl)	$37.25	$46.09	$60.56
Gas (per Mcf)	$2.32	$2.56	$2.81
NGL (per Bbl)	$25.86	$25.82	$25.78

NOTE K—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2017:
Income from net profits interest	$1,598	$3,077	$2,809	$1,634
Distributable income	$1,380	$2,875	$2,588	$1,438
Distributions per unit	$0.1200	$0.2500	$0.2250	$0.1250
2018:
Income from net profits interest	$2,748	$4,397	$5,060	$4,946
Distributable income	$2,530	$4,198	$4,830	$4,773
Distributions per unit	$0.2200	$0.3650	$0.4200	$0.4150

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

        Due to the contractual arrangements of (i) the trust agreement and (ii) the conveyance of the net profits interest, the trustee relies on (A) information provided by MV Partners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the trust's independent reserve engineers. See "Item 1A. Risk Factors—The trust and the public trust unitholders have no voting or managerial rights with respect to MV Partners, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties" in this Form 10-K, and "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations" for a description of certain risks relating to these arrangements and reliance on information when reported by MV Partners to the trustee and recorded in the trust's results of operations.

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 31, 2018, there has been no change in the trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee's internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

        Trustee's Report on Internal Control Over Financial Reporting.    The trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), by the trust. The trust's internal control over financial reporting is a process designed under the supervision of the trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the trust's financial statements for external purposes in accordance with the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, which is a comprehensive basis of accounting other than generally accepted accounting principles.

        As of December 31, 2018, the trustee assessed the effectiveness of the trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2018, based on those criteria.

        Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements of the trust included in this annual report on Form 10-K, has also audited the effectiveness of the trust's internal control over financial reporting as of December 31, 2018, as stated in their accompanying report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Unitholders
MV Oil Trust

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of MV Oil Trust (the "Trust") as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the financial statements of the Trust as of and for the year ended December 31, 2018, and our report dated March 12, 2019 expressed an unqualified opinion on those financial statements.

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
March 12, 2019

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the holders of more than 10 percent of the trust units to file with the SEC reports regarding their ownership and changes in ownership of the trust units. The trustee believes that, during 2018, the trust's 10 percent unitholders complied with all Section 16(a) filing requirements. In making these statements, the trustee has relied upon examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the trust.

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

Item 11.    Executive Compensation.

        During the years ended December 31, 2018, 2017 and 2016, the trustee received compensation from the trust in the amount of $150,000 each year. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

  (a)
  Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 12, 2019 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
MV Energy, LLC(2)	2,875,000	25.0%
VAP-I, LLC(2)	1,437,500	12.5%

(1)
Based on 11,500,000 trust units outstanding as of March 12, 2019.

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

Administrative Services Agreement

        The trust has entered into an administrative services agreement with MV Partners that obligates the trust, throughout the term of the trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the trust relating to the net profits interest. The annual fee was a total of $96,062 for 2018, which will increase by 4% each year. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and MV Partners.

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

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2017 and 2018 and fees billed for other services rendered by Grant Thornton LLP.

	2017	2018
Audit fees	$241,500	$246,750
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$241,500	$246,750

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

March 12, 2019

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