Form 10-Q
period 2019-03-31
MV Oil Trust
filed 2019-05-09
CIK 1371782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	MVO	The New York Stock Exchange

As of May 8, 2019, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended March 31,
	2019	2018
Income from net profits interest	$3,819,447	$2,747,882
Cash on hand used (withheld) for Trust expenses	194,376	(34,472)
General and administrative expenses(1)	(391,323)	(183,410)
Distributable income	$3,622,500	$2,530,000
Distributions per Trust unit (11,500,000 Trust units issued and outstanding at March 31, 2019 and 2018)	$0.315	$0.22

(1)               Includes $48,992 and $24,015 paid to MV Partners, LLC during the three months ended March 31, 2019 and 2018, respectively, and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three-month periods ended March 31, 2019 and 2018.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$61,495	$255,871
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(36,475,820)	(35,933,235)
Total assets	$13,969,350	$14,706,311
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at March 31, 2019 and December 31, 2018	$13,969,350	$14,706,311

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended March 31,
	2019	2018
Trust corpus, beginning of period	$14,706,311	$16,962,193
Income from net profits interest	3,819,447	2,747,882
Cash distributions	(3,622,500)	(2,530,000)
Trust expenses	(391,323)	(183,410)
Amortization of net profits interest	(542,585)	(602,942)
Trust corpus, end of period	$13,969,350	$16,393,723

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

The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders pursuant to a conveyance from MV Partners to the Trust. The term net profits interest represents the right to receive 80% of the net proceeds (calculated as described below in Note 5) from production from the underlying properties (as defined below) (the “net profits interest”). The net profits interest consists of MV Partners’ net interests in all of its oil and natural gas properties located in the Mid-Continent region in the states of Kansas and Colorado (the “underlying properties”). The underlying properties include approximately 900 producing oil and gas wells.

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

Note 2—Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and March 31, 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018.

Note 3—Trust Accounting Policies

The Trust uses the modified cash basis of accounting to report receipts of the net profits interest and payments of expenses incurred. The net profits interest represents the right to receive revenues (oil, gas and natural gas liquid sales) less direct operating expenses (lease operating expenses, lease maintenance, lease overhead, and production and property taxes) and an adjustment for lease equipment costs and lease development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)) of the underlying properties times 80%. Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance that created the Trust’s net profits interest. Expenses of the Trust, which include accounting, engineering, legal and other professional fees, Trustee fees, an administrative fee paid to MV Partners and out-of-pocket expenses, are recognized when paid. Under U.S. GAAP, revenues and expenses would be recognized on an accrual basis. Amortization of the investment in net profits interest is recorded on a unit-of-production method in the period in which the cash is received with respect to such production. Such amortization does not reduce distributable income, rather it is charged directly to Trust Corpus.

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

No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2019 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended March 31,
	2019	2018
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$4,774,309	$3,434,853
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	3,819,447	2,747,882
MV Partners reserve for future capital expenditures(2)	0	0
Income from net profits interest(3)	$3,819,447	$2,747,882

(1)         Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by MV Partners during the September through November production period. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)         Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three months ended March 31, 2019 and March 31, 2018, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $1,000,000 at March 31, 2019 and 2018.

(3)         The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended March 31, 2019 substantially represents the production by MV Partners from September 2018 through November 2018, and the cash received by the Trust during the three months ended March 31, 2018 substantially represents the production by MV Partners from September 2017 through November 2017.

For the three months ended March 31, 2019 and 2018, MV Purchasing, LLC, which is majority-owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market-sensitive pricing.

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

The first quarterly distribution during 2019 was $3,622,500, or $0.315 per Trust unit, and was made on January 25, 2019 to Trust unitholders owning Trust units as of January 15, 2019. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from October 1, 2018 through December 31, 2018.

The first quarterly distribution during 2018 was $2,530,000, or $0.22 per Trust unit, and was made on January 25, 2018 to Trust unitholders owning Trust units as of January 15, 2018. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from October 1, 2017 through December 31, 2017.

Note 8—Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended March 31, 2019 and 2018, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

The second quarterly distribution during 2019 was $2,472,500, or $0.215 per Trust unit, and was made on April 25, 2019 to Trust unitholders owning Trust units as of April 15, 2019. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from January 1, 2019 through March 31, 2019.

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

Results of Operations for the Quarters Ended March 31, 2019 and 2018

The cash received by the Trust from MV Partners during the quarter ended March 31, 2019 substantially represents the production by MV Partners from September 2018 through November 2018. The cash received by the Trust from MV Partners during the quarter ended March 31, 2018 substantially represents the production by MV Partners from September 2017 through November 2017. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest increased $1,071,565 to $3,819,447 for the quarter ended March 31, 2019 from $2,747,882 for the quarter ended March 31, 2018. The increase was primarily due to a $1,339,456 increase in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $4,774,309 from $3,434,853 for the prior period. These amounts were reduced by a Trust holdback for future expenses of $196,947 and $217,882 for the quarters ended March 31, 2019 and 2018, respectively. The Trustee paid general and administrative expenses of $391,323 and $183,410 for the quarters ended

March 31, 2019 and 2018, respectively. During the quarters ended March 31, 2019 and 2018, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the quarter ended March 31, 2019 of $3,622,500, an increase of $1,092,500 from $2,530,000 for the quarter ended March 31, 2018.

The average price received for crude oil sold was $60.87 per Bbl and the average price received for natural gas sold was $2.21 per Mcf for the period from October 1, 2018 through December 31, 2018.  The average price received for crude oil sold was $47.76 per Bbl and the average price received for natural gas sold was $2.29 per Mcf for the period from October 1, 2017 through December 31, 2017.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2018 through December 31, 2018 were 144,145 Bbls of oil, 10,126 Mcf of natural gas and 95 Bbls of natural gas liquids for total barrels of oil equivalent of 145,894. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2017 through December 31, 2017 were 150,130 Bbls of oil, 9,429 Mcf of natural gas and 106 Bbls of natural gas liquids for total barrels of oil equivalent of 151,770.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of March 31, 2019, $61,500 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the quarters ended March 31, 2019 and 2018, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1,000,000 in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. As of March 31, 2019, $1,000,000 was held by MV Partners as a capital reserve.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although MV Partners advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2019, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

Date: May 9, 2019

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