Form 10-Q
period 2019-06-30
MV Oil Trust
filed 2019-08-09
CIK 1371782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                 to

Commission File Number: 001-33219

MV OIL TRUST

(Exact name of registrant as specified in its charter)

Delaware	06-6554331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 601 Travis Street, Floor 16 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

1-512-236-6599

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	MVO	New York Stock Exchange

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

As of August 9, 2019, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Income from net profits interest	$2,648,583	$4,396,959	$6,468,030	$7,144,841
Cash on hand withheld for Trust expenses	(11,537)	(40,047)	182,839	(74,519)
General and administrative expenses(1)	(164,546)	(159,412)	(555,869)	(342,822)
Distributable income	$2,472,500	$4,197,500	$6,095,000	$6,727,500
Distributions per Trust unit (11,500,000 Trust units issued and outstanding at June 30, 2019 and 2018)	$0.215	$0.365	$0.53	$0.585

(1)                                 Includes $0 and $24,015 paid to MV Partners, LLC during the three months ended June 30, 2019 and 2018, respectively, and $48,992 and $48,031 during the six months ended June 30, 2019 and 2018, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three-month periods ended June 30, 2019 and 2018 and $75,000 during each of the six-month periods ended June 30, 2019 and 2018.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$73,032	$255,871
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(37,002,260)	(35,933,235)
Total assets	$13,454,447	$14,706,311
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at June 30, 2019 and December 31, 2018	$13,454,447	$14,706,311

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Trust corpus, beginning of period	$13,969,350	$16,393,723	$14,706,311	$16,962,193
Income from net profits interest	2,648,583	4,396,959	6,468,030	7,144,841
Cash distributions	(2,472,500)	(4,197,500)	(6,095,000)	(6,727,500)
Trust expenses	(164,546)	(159,412)	(555,869)	(342,822)
Amortization of net profits interest	(526,440)	(591,516)	(1,069,025)	(1,194,458)
Trust corpus, end of period	$13,454,447	$15,842,254	$13,454,447	$15,842,254

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

Note 2—Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2019 and for the three- and six-month periods ended June 30, 2019 and June 30, 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2019 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$3,310,729	$5,496,198	$8,085,038	$8,931,051
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	2,648,583	4,396,959	6,468,030	7,144,841
MV Partners reserve for future capital expenditures(2)	0	0	0	0
Income from net profits interest(3)	$2,648,583	$4,396,959	$6,468,030	$7,144,841

(1)                                 Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by MV Partners during the December through February production periods for the three months ended June 30, 2019 and 2018, respectively, and during each of the September through February production periods for the six months ended June 30, 2019 and 2018, respectively. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)                                 Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three and six months ended June 30, 2019 MV Partners did not withhold or release any dollar amounts due to the Trust. During the three and six months ended June 30, 2018, MV Partners did not withhold or release any dollar amounts due to the Trust.  The reserve balance was $1,000,000 at June 30, 2019 and 2018.

(3)                                 The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended June 30, 2019 substantially represents the production by MV Partners from December 2018 through February 2019 and the cash received by the Trust during the three months ended June 30, 2018 substantially represents the production by MV Partners from December 2017 through February 2018. The cash received by the Trust during the six months ended June 30, 2019 substantially represents the production by MV Partners from September 2018 through February 2019 and the cash received by the Trust during the six months ended June 30, 2018 substantially represents the production by MV Partners from September 2017 through February 2018.

For the three and six months ended June 30, 2019 and 2018, MV Purchasing, LLC, which is majority-owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market-sensitive pricing.

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

The second quarterly distribution during 2018 was $4,197,500, or $0.365 per Trust unit, and was made on April 25, 2018 to Trust unitholders owning Trust units as of April 16, 2018. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from January 1, 2018 through March 31, 2018.

Note 8—Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended June 30, 2019 and 2018, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

The third quarterly distribution during 2019 was $3,507,500, or $0.305 per Trust unit, and was made on July 25, 2019 to Trust unitholders owning Trust units as of July 15, 2019. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from April 1, 2019 through June 30, 2019.

Item 2.  Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. The Trust’s purpose is, in general, to hold the net profits interest, to distribute to the Trust unitholders cash that the Trust receives in respect of the net profits interest, and to perform certain administrative functions in respect of the net profits interest and the Trust units. The Trust derives substantially all of its income and cash flows from the net profits interest. All information regarding operations has been provided to the Trustee by MV Partners.

Results of Operations for the Quarters Ended June 30, 2019 and 2018

The cash received by the Trust from MV Partners during the quarter ended June 30, 2019 substantially represents the production by MV Partners from December 2018 through February 2019. The cash received by the Trust from MV Partners during the quarter ended June 30, 2018 substantially represents the production by MV Partners from December 2017 through February 2018. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest decreased $1,748,375 to $2,648,583 for the quarter ended June 30, 2019 from $4,396,959 for the quarter ended June 30, 2018. The decrease was primarily due to a $2,185,469 decrease in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $3,310,729 from $5,496,198 for the same period in the prior year. These amounts were reduced by a Trust holdback for future expenses of $176,083 and $199,459 for the quarters ended June 30, 2019 and 2018, respectively. The Trustee paid general and administrative expenses of $164,546 and $159,412 for the quarters ended June 30, 2019 and 2018, respectively. During the quarters ended June 30, 2019 and 2018, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the quarter ended June 30, 2019 of $2,472,500, a decrease of $1,725,000 from $4,197,500 for the quarter ended June 30, 2018.

The average price received for crude oil sold was $46.62 per Bbl and the average price received for natural gas sold was $3.27 per Mcf for the period from January 1, 2019 through March 31, 2019. The average price received for crude oil sold was $56.39 per Bbl and the average price received for natural gas sold was $2.37 per Mcf for the period from January 1, 2018 through March 31, 2018.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from January 1, 2019 through March 31, 2019 were 140,296 Bbls of oil, 7,438 Mcf of natural gas and 27 Bbls of natural gas liquids for total barrels of oil equivalent of 141,553. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from January 1, 2018 through March 31, 2018 were 147,415 Bbls of oil, 8,699 Mcf of natural gas and 46 Bbls of natural gas liquids for total barrels of oil equivalent of 148,895.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

The cash received by the Trust from MV Partners during the six months ended June 30, 2019 substantially represents the production by MV Partners from September 2018 through February 2019. The cash received by the Trust during the six months ended June 30, 2018 substantially represents the production by MV Partners from September 2017 through February 2018. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest decreased $676,811 to $6,468,030 for the six months ended June 30, 2019 from $7,144,841 for the six months ended June 30, 2018. The decrease was primarily due to a $846,013 decrease in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $8,085,038 from $8,931,051 for the same period in the prior year. Additionally, the Trustee held back $373,031 for future expenses for the six months ended June 30, 2019 and $417,341 for the six months ended June 30, 2018. The Trustee paid general and administrative expenses of $555,869 and $342,822 for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the six months ended June 30, 2019 of $6,095,000, a decrease of $632,500 from $6,727,500 for the six months ended June 30, 2018.

The average price received for crude oil sold was $53.84 per Bbl and the average price received for natural gas sold was $2.66 per Mcf for the period from October 1, 2018 through March 31, 2019. The average price received for crude oil sold was $52.03 per Bbl and the average price received for natural gas sold was $2.33 per Mcf for the period from October 1, 2017 through March 31, 2018.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2018 through March 31, 2019 were 284,441 Bbls of oil, 17,563 Mcf of natural gas and 122 Bbls of natural gas liquids for a total barrels of oil equivalent of 287,448. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2017 through March 31, 2018 were 297,545 Bbls of oil, 18,128 Mcf of natural gas and 152 Bbls of natural gas liquids for a total barrels of oil equivalent of 300,665.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of June 30, 2019, $73,000 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and six months ended June 30, 2019 and 2018, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1,000,000 in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. As of June 30, 2019, $1,000,000 was held by MV Partners as a capital reserve.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. Although MV Partners advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and is not required to provide the information under this item.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2019, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

PART II—OTHER INFORMATION

Item 1A.  Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part 1 of the Form 10-K.

Item 6.  Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

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

Date: August 9, 2019

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