Form 10-K
period 2019-12-31
MV Oil Trust
filed 2020-03-13
CIK 1371782

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

         The aggregate market value of the 8,625,000 Units of Beneficial Interest in MV Oil Trust held by non-affiliates of the registrant, computed using the closing sales price of $8.01 on June 28, 2019, was approximately $69,086,250.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 13, 2020, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

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

        a.     Future cash inflows. These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2017, 2018 and 2019 of oil and gas relating to the enterprise's proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

        On January 24, 2007, MV Partners and the trust completed an initial public offering of units of beneficial interest in the trust, which we refer to herein as the "trust units." In connection with the completion of the initial public offering of trust units, on January 24, 2007, MV Partners conveyed a term net profits interest to the trust that represents the right to receive 80% of the net proceeds (calculated as described below) from all of MV Partners' interests in oil and natural gas properties as of January 24, 2007, which is referred to herein as the "net profits interest." These properties are located in the Mid-Continent region in the States of Kansas and Colorado. MV Partners' net interests in such properties, after deduction of all royalties and other burdens on production thereon as of January 24, 2007, is referred to herein as the "underlying properties." As of December 31, 2019, the underlying properties produced predominantly oil from approximately 900 wells, and the projected reserve life of the underlying properties was over 50 years. Based on the summary prepared by Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, who we refer to as "CG&A", of its reserve report as of December 31, 2019 for the trust, which is summarized herein under "—Description of the Underlying Properties—Reserves" and is referred to herein as the "reserve report," the net profits interest would entitle the trust to receive net proceeds from the sale of production of not less than 11.5 MMBoe of proved reserves during the term of the trust, calculated as 80% of the proved reserves attributable to the underlying properties expected to be produced during the term of the trust. Of these reserves, approximately 89% were classified as proved developed producing reserves as of December 31, 2019. Production volumes from the underlying properties for the year ended December 31, 2019 were approximately 99% oil and approximately 1% natural gas and natural gas liquids. The underlying properties are all located in mature fields that are characterized by long production histories and numerous additional development opportunities to help reduce the natural decline in production from the underlying properties.

        The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2019, cumulatively, since inception, the trust has received payment for approximately 9.2 MMBoe of the trust's 11.5 MMBoe interest. The gross proceeds used to calculate the net profits interest is based on prices realized for oil, natural gas and natural gas liquids attributable to the underlying properties for each calendar quarter during the term of the net profits interest. In calculating the net proceeds used to calculate the net profits interest, MV Partners deducts from the gross proceeds from the underlying properties all lease operating expenses, maintenance expenses and capital expenditures (including the cost of workovers and recompletions, drilling costs and development costs), amounts that may be reserved for future expenditures (which reserve amounts may not exceed $1.0 million in the aggregate at any given time), post-production costs and production and property taxes paid by MV Partners.

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

Description of the Trust Units

        Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 11,500,000 trust units outstanding as of March 13, 2020.

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

  •
  annual cash proceeds received by the trust are less than $1 million for each of two consecutive years;

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

  •
  costs and expenses for renewals or extensions of leases; and

  •
  at the option of MV Partners (or any subsequent owner of the underlying properties), amounts reserved for approved exploration, development, maintenance or operating expenditures, including well drilling, recompletion and workover costs, which amounts will at no time exceed $1.0 million in the aggregate, and will be subject to the limitations described below.

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

        As is customary in the oil and natural gas industry, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $3.1 million in 2017, $3.2 million in 2018 and $3.2 million in 2019 for all of the underlying properties for which MV Partners was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.

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

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2019 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at http://mvo.investorhq.businesswire.com.

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

        Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2017, 2018 and 2019 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Senior Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A's preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 28 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).

        Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2017, 2018 and 2019 is presented consistent with these requirements.

        Proved Reserves of MV Oil Trust.    The following table sets forth, as of December 31, 2019, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.

	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Oil equivalents (MBoe)
Proved Developed	2,687	83	2	2,703
Proved Undeveloped	308	—	—	308

Total Proved	2,995	83	2	3,011

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

	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2016	4,203	219	7	4,246
Revisions of previous estimates	382	75	0	392
Production	(600)	(35)	(1)	(606)

Balance, December 31, 2017	3,985	259	6	4,032
Revisions of previous estimates	267	(52)	(1)	257
Production	(591)	(44)	(0)	(598)

Balance, December 31, 2018	3,661	163	5	3,691
Revisions of previous estimates	(93)	(54)	(3)	(103)
Production	(573)	(26)	(0)	(577)

Balance, December 31, 2019	2,995	83	2	3,011

Proved Developed Reserves:
Balance, December 31, 2016	3,404	219	7	3,445

Balance, December 31, 2017	3,403	259	6	3,450

Balance, December 31, 2018	3,202	163	5	3,232

Balance, December 31, 2019	2,687	83	2	2,703

Proved Undeveloped Reserves:
Balance, December 31, 2016	800	—	—	800
Proved undeveloped reserves converted to proved developed reserves by drilling	(106)	—	—	(106)
Additional proved undeveloped reserves added during 2017	21	—	—	21
Proved undeveloped reserves removed from drilling plan	(135)	—	—	(135)
Revisions of previous estimates	2	—	—	2

Balance, December 31, 2017	582	—	—	582
Proved undeveloped reserves converted to proved developed reserves by drilling	(182)	—	—	(182)
Additional proved undeveloped reserves added during 2018	66	—	—	66
Proved undeveloped reserves removed from drilling plan	(7)	—	—	(7)
Revisions of previous estimates	0	—	—	0

Balance, December 31, 2018	459	—	—	459
Proved undeveloped reserves converted to proved developed reserves by drilling	(178)	—	—	(178)
Additional proved undeveloped reserves added during 2019	27	—	—	27
Proved undeveloped reserves removed from drilling plan	—	—	—	—
Revisions of previous estimates	—	—	—	—

Balance, December 31, 2019	308	—	—	308

        None of the proved undeveloped reserves have remained undeveloped for five years or more after they were initially disclosed as proved undeveloped reserves.

        The reserves above represent the trust's 80% net profits interest in the underlying properties for the remainder of the term of the trust.

        The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the trust's 80% net profits interest in the underlying properties as of December 31, 2019 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2019 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust's estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	3,314.2	45.0	385.4	3,744.5
Gas (MMcf)	104.0	0.0	0.0	104.0
NGL (MBbl)	2.5	0.0	0.0	2.5
Revenue
Oil	$169,485.6	$2,299.8	$19,709.5	$191,494.9
Gas	220.2	0.0	0.0	220.2
NGL	62.8	0.0	0.0	62.8
Severance Taxes	1,129.2	103.7	639.8	1,872.6
Ad Valorem Taxes	4,113.8	132.4	952.8	5,199.0
Operating Expenses	73,059.3	372.0	2,005.3	75,436.5
Workover Expenses	8,122.5	0.0	0.0	8,122.5
COPAS Overhead	16,733.4	32.7	371.0	17,137.1
Investments	0.0	640.0	4,604.8	5,244.8
80% NPI Net Operating Income(1)	$53,288.4	$815.2	$8,908.7	$63,012.4
80% Net Profits Interest (NPI)(2)	$41,520.0	$589.1	$6,290.1	$48,399.1

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

        Oil and gas prices were adjusted to a WTI Cushing oil price of $55.69 per Bbl and a Henry Hub natural gas price of $2.578 per MMbtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2019. The price adjustments were based on oil price differentials forecast at –$4.55 per Bbl for all properties. Oil price differentials were not escalated. Gas and NGL price differentials were forecast on a per property basis as provided by MV Partners and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by MV Partners. Expenses and investments were held constant in accordance with SEC rules and guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue, except for those Kansas producing properties that are severance tax exempt. Ad valorem taxes of 2.0% of total revenue were applied to each property as provided by MV Partners. Oil and gas conservation tax rates were applied to all Kansas properties at the applicable rates.

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

        The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and eastern Colorado. The following is a summary of the approximate acreage of the underlying properties at December 31, 2019.

	Gross	Net
	(acres)
Developed Acreage:
El Dorado Area	15,205	15,193
Northwest Kansas Area	11,565	11,520
Other	20,030	16,382

Total	46,800	43,095

Undeveloped Acreage:	—	—

        The following is a summary of the producing wells on the underlying properties as of December 31, 2019:

	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	832	818	64	9	896	827
Natural gas	3	2	1	—	4	2

Total	835	820	65	9	900	829

        The following is a summary of the number of developmental wells drilled by MV Partners on the underlying properties during the last three years. MV Partners did not drill any exploratory wells during the periods presented.

	Year Ended December 31,
	2017		2018		2019
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	1	1	1	1	6	6
Natural gas wells	—	—	—	—	—	—
Non-productive	3	2.9	—	—	2	2

Total	4	3.9	1	1	8	8

        During the years ended December 31, 2017, 2018 and 2019, MV Partners drilled, completed and commenced production with respect to 1, 1 and 6 wells, respectively, on the underlying properties. As of December 31, 2019, no wells were being drilled but MV Partners had one DUC. Capital expenditures associated with converting proved undeveloped reserves to proved developed reserves for the year ended December 31, 2019, were $1.38 million. MV Partners continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program."

        The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Sales volumes for natural gas liquids during the periods presented were not significant.

	Year Ended December 31,
	2017	2018	2019
Sales prices:
Oil (per Bbl)	$45.97	$60.56	$51.34
Natural gas (per Mcf)	$2.54	$2.27	$2.03
Lease operating expense (per Boe)	$19.33	$20.03	$19.53
Lease maintenance (per Boe)	$1.82	$3.76	$5.38
Lease overhead (per Boe)	$4.19	$4.36	$4.50
Production and property taxes (per Boe)	$1.08	$1.38	$1.52

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

        Vess Oil and Murfin Drilling, as contract operators, generally sell production from the underlying properties to several purchasers, including MV Purchasing, LLC, which we refer to herein as "MV Purchasing," under short-term arrangements using market sensitive pricing. MV Purchasing is majority owned by the indirect equity owners of MV Partners. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Two purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2017, 2018 and 2019, MV Purchasing purchased 76%, 76% and 75%, respectively, of the production sold from the underlying properties. MV Partners does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser's failure to pay for purchased crude oil could have a significant adverse impact on MV Partners' business.

        Oil production is typically transported by truck from the field to the closest gathering facility or refinery. MV Partners sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by MV Partners for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2017, 2018 and 2019 was $4.98, $4.96 and $4.81 per barrel, respectively.

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

Sale and Abandonment of Underlying Properties

        MV Partners and any transferee of any of the underlying properties will have the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between MV Partners and the trust in determining whether a well is capable of producing in commercially paying quantities, MV Partners is required under the conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. For the years ended December 31, 2017, 2018 and 2019, MV Partners plugged and abandoned 20, 10 and 15 wells, respectively, based on its determination that such wells were no longer economical to operate or restore to production.

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

        Although the price at which MV Partners sells oil, natural gas and natural gas liquids is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation, with regard to physical sales of natural gas and oil, MV Partners is required to observe anti-market manipulation laws and related regulations enforced by the FERC and/or the Commodity Futures Trading Commission, or the CFTC, and the Federal Trade Commission, or FTC. If MV Partners were to violate the anti-market manipulation laws and regulations, MV Partners could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

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

        Waste Handling.    The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA's non-hazardous waste provisions. In December 2016, the EPA and environmental groups entered into a consent decree to address the EPA's alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. EPA fulfilled its obligation under the consent decree by issuing a determination on April 23, 2019 that revisions to existing RCRA Subtitle D regulations governing oil and natural gas wastes are not necessary, along with a report supporting that determination. Any future change in the exclusion for such wastes could potentially result in an increase in the cost of managing and disposing of those wastes.

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

        Water Discharges.    The federal Clean Water Act, or CWA, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States and waters of the state, respectively. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. The discharge of wastewater from most onshore oil and gas activities exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly owned treatment works, or POTW. Unconventional extraction facilities are in certain circumstances allowed by federal regulations to send wastewater to an off-site private centralized wastewater treatment facility that can either discharge treated water or send it to a POTW. The EPA is conducting a study of the treatment and discharge of oil and gas wastewater.

Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.

        The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers, or ACE. CWA Section 401 provides that the applicant for an individual National Pollutant Discharge Elimination System, or NPDES, permit to be issued by the EPA or an individual Section 404 permit to be issued by the ACE must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state's approved water quality program. In some instances, this process could result in delay in issuance of the permit, more stringent permit requirements, or denial of the permit.

        How the EPA and the ACE define "waters of the United States" ("WOTUS") can impact MV Partners' regulatory and permitting obligations under the CWA. The EPA and the ACE promulgated rules defining the scope of WOTUS that became effective in September 2015. On October 22, 2019, the EPA and the ACE published a final rule that repealed the 2015 definition of WOTUS and recodified longstanding regulatory definitions of WOTUS that existed prior to the 2015 rule to promote regulatory consistency across the United States. On February 14, 2019, the EPA and the ACE had published a proposed revised definition of WOTUS intended to clarify and narrow the definition from that in the 2015 rule. The comment period on the proposed changes to the definition of WOTUS closed on April 15, 2019, and a final rule is expected to be published in early 2020. It is anticipated that petitions for review of any 2020 WOTUS rule will be filed and that litigation over the definition of WOTUS will continue. To the extent that MV Partners must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other waters of the United States, MV Partners could face increased costs and delays associated with obtaining such permits under any broader definition of WOTUS that expands the scope of CWA jurisdiction.

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

        The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012, the EPA adopted federal New Source Performance Standards that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as "green completions." These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. The EPA is also charged with establishing ambient air quality standards, the implementation of which can indirectly impact MV Partners' operations. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, or NAAQS, for ozone from 75 to 70 parts per billion. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit MV Partners' ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.

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

        In December 2015, the EPA finalized rules that added new sources to the scope of its GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain new, modified or reconstructed oil and gas facilities, including production, processing, transmission and storage activities, or the Methane Rule. However, following the November 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2019 rule proposal that would eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule's substantive emissions control requirements because they serve to control emissions of other, non-methane pollutants. While the ultimate fate of the Methane Rule is unclear, it may require MV Partners to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.

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

        MV Partners believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the trust unitholders. For instance, MV Partners did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2017, 2018 and 2019. Additionally, MV Partners has informed the trust that MV Partners is not aware of any environmental issues or claims that will require material capital expenditures during 2020. However, there is no assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on the operations of the underlying properties and cash distributions to trust unitholders.

Item 1A.    Risk Factors.

Prices of oil, natural gas and natural gas liquids fluctuate, and lower prices could reduce proceeds to the trust and cash distributions to unitholders.

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

  •
  the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of coronavirus, or any government response to such occurrence or threat;

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

        Crude oil prices have been volatile during the last several years, and in 2019 ranged from a high of $66.30 to a low of $46.54. The NYMEX crude oil spot prices per Bbl were $60.42, $45.41 and $61.06 as of December 31, 2017, 2018 and 2019, respectively. Meanwhile, crude oil spot prices per Bbl have dropped sharply in the first quarter of 2020, from $61.17 on January 2, 2020 to $30.24 on March 9, 2020. Neither MV Partners nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of MV Partners and the financial condition of the trust could be materially and adversely affected.

        The terms of the conveyance of the net profits interest prohibit MV Partners from entering into hedging arrangements for the benefit of the trust. As a result, the amounts of cash distributions by the trust may fluctuate significantly as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the effects of any changes in commodity prices.

        Continued low prices of oil, natural gas and natural gas liquids will reduce the amount of the net proceeds to which the trust is entitled and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from wells on the underlying properties. In addition, the operator of the underlying properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because the underlying properties are mature, with many of them being in production since the early 1900s, decreases in commodity prices could have a more significant effect on the economic viability of these properties compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well-to-well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to trust unitholders to fluctuate, and a substantial decline in the price of oil, natural gas or natural gas liquids will reduce the amount of cash available for distribution to the trust unitholders.

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

Interruptions in production could have a material adverse effect on the trust's financial condition, results of operations and cash flows, and could reduce the amount of cash distributions to unitholders.

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

        The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. As part of its development plan for the underlying properties, MV Partners expects to drill 12 development wells and conduct recompletion and workover operations on existing wells included in the underlying properties over the five years ending December 31, 2024. See "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations—Planned Development and Workover Program" for a description of MV Partners' development plans. Shortages of field personnel and equipment or price increases could significantly decrease the amount of cash available for distribution to the trust unitholders or restrict the ability of MV Partners to drill the wells and conduct the operations which it currently has planned for the underlying properties.

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

        The net proceeds payable to the trust from the net profits interest are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves attributable to the underlying properties will decline over time. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. Based on the estimated production volumes in the reserve report, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average annual rate of approximately 9.5% over the next 20 years assuming no additional developmental drilling or other capital expenditures are made after 2024 on the underlying properties. The anticipated rate of decline is an estimate and actual decline rates may vary from those estimated. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust's right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest).

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

        If development and production costs of the underlying properties exceed the proceeds of production from the underlying properties, the trust will not receive net proceeds from those properties until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. If annual cash proceeds received by the trust are less than $1 million for each of two consecutive years, then under the terms of the trust agreement, the trust would be required to dissolve.

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

        The trustee must sell the net profits interest if the holders of a majority of the trust units approve the sale or vote to dissolve the trust. The trustee must also sell the net profits interest if the annual cash proceeds from the underlying properties attributable to the net profits interest are less than $1.0 million for each of any two consecutive years. The sale of the net profits interest will result in the dissolution of the trust. The net proceeds of any such sale will be distributed to the trust unitholders.

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

        In response to findings that emissions of carbon dioxide, methane and other "greenhouse gases" present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act. These regulations include limits on tailpipe emissions from motor vehicles and pre-construction and operating permit requirements for certain large stationary sources. The EPA also has adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis. In addition, in 2016 the EPA adopted federal New Source Performance Standards for new, modified, or reconstructed oil and gas facilities that require control of the greenhouse gas methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites, referred to as the "Methane Rule." However, following the November 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2019 rule proposal that would eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule's substantive emissions control requirements because they serve to control emissions of other, non-methane pollutants. While the ultimate fate of the Methane Rule is unclear, it may require MV Partners to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.

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

        In addition to the risks presented to MV Partners' systems and networks, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery to markets. A cyber-attack of this nature would be outside MV Partners' ability to control but could have a material adverse effect on MV Partners' business, financial condition and results of operations, and could have a material adverse effect on the trust.

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

Item 4.    Mine Safety Disclosures.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The trust units commenced trading on the New York Stock Exchange on January 19, 2007 under the symbol "MVO." As of March 13, 2020, the 11,500,000 units outstanding were held by 10 unitholders of record.

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

Recent Sales of Unregistered Securities

        There were no equity securities sold by the trust during the year ended December 31, 2019 that were not registered under the Securities Act of 1933, as amended, which we refer to herein as the "Securities Act."

Purchases of Equity Securities

        There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2019.

Item 6.    Selected Financial Data.

        The following table sets forth selected data for the trust as of December 31, 2015, 2016, 2017, 2018 and 2019, and for the years ended December 31, 2015, 2016, 2017, 2018 and 2019 based on the audited statements of assets and trust corpus as of December 31, 2015, 2016, 2017, 2018 and 2019 and the audited statements of distributable income for the years ended December 31, 2015, 2016, 2017, 2018 and 2019.

	For the Year Ended December 31,
	2015	2016	2017	2018	2019
Net profits income	$15,460,776	$5,498,736	$9,118,031	$17,151,136	$12,994,052
Distributable income	$14,662,500	$4,600,000	$8,280,000	$16,330,000	$12,075,000
Distributions per trust unit	$1.2750	$0.4000	$0.7200	$1.4200	$1.0500
Total assets at year end	$22,186,835	$19,540,827	$16,962,193	$14,706,311	$12,487,586

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

Comparison of Results of the Trust for the Years Ended December 31, 2019 and 2018

        Income for the trust from the net profits interest was $13.0 million for the year ended December 31, 2019 compared to $17.2 million for the year ended December 31, 2018. General and administrative expense for the trust was $0.97 million for 2019 and $0.71 million for 2018. The trust paid administration fees of $0.10 million and $0.07 million to MV Partners for each of 2019 and 2018, respectively. In addition, the trustee used $54,000 and withheld $107,000 for trust expenses for the years ended December 31, 2019 and 2018, respectively. MV Partners did not withhold or release any dollar amounts owed to the Trust during 2018 or 2019. These factors resulted in distributable income of $12.1 million, or $1.050 per unit, in 2019 compared to $16.3 million, or $1.420 per unit, in 2018.

        The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the trust during the year ended December 31, 2019 substantially represented the production by MV Partners from September 2018 through August 2019, and the cash received by the trust during the year ended December 31, 2018 substantially represented the production by MV Partners from September 2017 through August 2018. MV Partners computes net proceeds quarterly on a calendar basis and distributes to the trust 80% of the aggregate of such net proceeds attributable to a computation period on or before the 25th day of the month following the computation period. As a result, for the year ended December 31, 2019, the trust's net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2018 through September 30, 2019. For the year ended December 31, 2018, the trust's net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2017 through September 30, 2018.

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $16.2 million for the period from October 1, 2018 through September 30, 2019. The trust's net profits interest (80%) of this total was $13.0 million for the year ended December 31, 2019. During 2019, MV Partners did not withhold or release any dollar amounts owed to the Trust, which resulted in total cash proceeds received by the trust of $13.0 million for the year ended December 31, 2019.

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

        The average price received for crude oil sold during 2019 was $53.74 per Bbl, while the average price received for crude oil sold during 2018 was $57.27 per Bbl. The average price received for natural gas sold during 2019 was $2.21 per Mcf, while the average price received for natural gas sold during 2018 was $2.29 per Mcf. The average prices for 2019 related to production by MV Partners from September 2018 through August 2019, and the average prices for 2018 related to production by MV Partners from September 2017 through August 2018.

        The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2018 to September 30, 2019 were 572,343 Bbls of oil, 30,699 Mcf of natural gas and 238 Bbls of natural gas liquids for a total equivalent barrels of oil of 577,614. The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2017 to September 30, 2018 were 596,870 Bbls of oil, 43,074 Mcf of natural gas and 363 Bbls of natural gas liquids, for a total of 604,285 barrels of oil equivalent.

        As noted above, the amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2019 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2018 through August 2019. The amounts reflected in the accompanying financial statements for the trust's year ended December 31, 2018 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2017 through August 2018.

Comparison of Results of the Trust for the Years Ended December 31, 2018 and 2017

        Income for the trust from the net profits interest was $17.2 million for the year ended December 31, 2018 compared to $9.1 million for the year ended December 31, 2017. General and administrative expense for the trust was $0.71 million for 2018 and $0.81 million for 2017. The trust paid administration fees of $0.07 million and $0.09 million to MV Partners for each of 2018 and 2017, respectively. In addition, the trustee withheld $107,000 and $29,000 for future trust expenses for the years ended December 31, 2018 and 2017, respectively. MV Partners withheld $250,000 for future capital expenditures during 2017. During 2018, MV Partners did not withhold or release any dollar amounts owed to the Trust. These factors resulted in distributable income of $16.3 million, or $1.420 per unit, in 2018 compared to $8.3 million, or $0.720, per unit in 2017.

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

        Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $21.4 million for the period from October 1, 2017 through September 30, 2018. The trust's net profits interest (80%) of this total was $17.2 million for the year ended December 31, 2018. During 2018, MV Partners did not withhold or release any dollar amounts owed to the Trust, which resulted in total cash proceeds received by the trust of $17.2 million for the year ended December 31, 2018.

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

        The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2017 to September 30, 2018 were 596,870 Bbls of oil, 43,074 Mcf of natural gas and 363 Bbls of natural gas liquids for a total equivalent barrels of oil of 604,285. The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2016 to September 30,

2017 were 604,696 Bbls of oil, 36,366 Mcf of natural gas and 666 Bbls of natural gas liquids, for a total of 611,189 barrels of oil equivalent.

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

Liquidity and Capital Resources

        Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust's only use of cash is for distributions to trust unitholders. Administrative expenses include payments to the trustee as well as an annual administrative fee to MV Partners pursuant to the administrative services agreement. Each quarter, the trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust's expenses paid for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. As of December 31, 2019, the trustee held $202,000 as such a reserve. The trustee may cause the trust to borrow funds required to pay expenses if the trustee determines that the cash on hand and the cash to be received are insufficient to cover the trust's liabilities. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During each of 2018 and 2019, MV Partners made no advances to the trust for trust expenses.

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

        The development program that MV Partners currently intends to implement over the five years ending December 31, 2024 with respect to the underlying properties categorized as proved undeveloped reserves consists of drilling development wells, recompletion and workover projects, and polymer workovers. The development program that MV Partners currently intends to implement over the next five years with respect to the underlying properties categorized as proved developed non-producing reserves consists of well-reactivation projects, injection well-workover projects, recompletion projects, and well-workover projects.

        MV Partners has undertaken 3-D seismic surveys covering several leases constituting a part of the underlying properties. These leases have over 32 undrilled offset locations of varying quality based on offset production and subsurface mapping. The 3-D data was utilized to refine the subsurface mapping with respect to the size of mapped sink holes and to define smaller structural features along the edges of the main formation reservoir. Using this data, MV Partners has scheduled the drilling of 3 proved undeveloped locations over the five years ending December 31, 2024. MV Partners has expanded its 3-D seismic program into other fields constituting a part of the underlying properties.

        MV Partners expects total capital expenditures for the underlying properties during the five years ending December 31, 2024 will be approximately $5.2 million. Of this total, MV Partners contemplates spending approximately $2.5 million to drill development wells in project areas and approximately $2.7 million for recompletion and workovers of existing wells. MV Partners expects that these capital projects will add production that will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties. The trust is not directly obligated to pay any portion of any capital expenditures made with respect to the underlying properties; however, capital expenditures made by MV Partners with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under "Item 1. Business—Computation of Net Proceeds—Net Profits Interest") share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest, which will have a corresponding effect on cash available for distribution to unitholders. As the cash received by the trust in respect of the net profits interest will be reduced by the trust's pro rata share of these capital expenditures, MV Partners expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.

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

Contractual Obligations

        As of December 31, 2019, the trust had no obligations or commitments to make future contractual payments other than the administrative services fee and trustee fee payable to MV Partners and the trustee, respectively. See "Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note G—Related Party Transactions."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Unitholders
MV Oil Trust

Opinion on the financial statements

        We have audited the accompanying statements of assets and trust corpus of MV Oil Trust (the "Trust") as of December 31, 2018 and 2019, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2018 and 2019, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2019, in conformity with the modified cash basis of accounting described in Note B to the financial statements.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Trust's internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 13, 2020 expressed an unqualified opinion thereon.

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

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Trust's auditor since 2006.

Oklahoma City, Oklahoma

March 13, 2020

MV OIL TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2018	2019
ASSETS
Cash and cash equivalents	$255,871	$201,736
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(35,933,235)	(38,097,825)

Total assets	$14,706,311	$12,487,586

TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at December 31, 2018 and 2019	$14,706,311	$12,487,586

 STATEMENTS OF DISTRIBUTABLE INCOME

	Year ended December 31,
	2017	2018	2019
Income from net profits interest	$9,118,031	$17,151,136	$12,994,052
Cash on hand used (withheld) for Trust expenses	(29,239)	(106,984)	54,135
General and administrative expense(1)	(808,792)	(714,152)	(973,187)

Distributable income	$8,280,000	$16,330,000	$12,075,000

Distributions per Trust unit (11,500,000 Trust units issued and outstanding for 2017, 2018 and 2019)	$0.720	$1.420	$1.050

(1)
Includes $92,367, $72,046 and $98,944 paid to MV Partners, LLC and $150,100, $150,000, and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2017, 2018 and 2019, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS

	Year ended December 31,
	2017	2018	2019
Trust corpus, beginning of year	$19,540,827	$16,962,193	$14,706,311
Income from net profits interest	9,118,031	17,151,136	12,994,052
Cash distributions	(8,280,000)	(16,330,000)	(12,075,000)
Trust expenses	(808,792)	(714,152)	(973,187)
Amortization of net profits interest	(2,607,873)	(2,362,866)	(2,164,590)

Trust corpus, end of year	$16,962,193	$14,706,311	$12,487,586

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

        The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners' interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (MMBoe) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust's 80% net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2019, cumulatively, since inception, the Trust has received payment for approximately 9.2 MMBoe (unaudited). The trust will dissolve prior to its termination if:

  (a)
  the trust sells the net profits interest;

  (b)
  annual cash proceeds received by the trust are less than $1 million for each of two consecutive years;

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

        No new accounting pronouncements have been adopted or issued during the year ended December 31, 2019 that would impact the financial statements of the Trust.

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

NOTE C—NET PROFITS INTEREST

        The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and is calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537

Net property value to be conveyed	62,979,594

Times 80% net profits interest to Trust	$50,383,675

NOTE D—INCOME FROM NET PROFITS INTEREST

	Year ended December 31,
	2017	2018	2019
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$11,710,039	$21,438,920	$16,242,566
Times net profits interest over the term of the Trust	80%	80%	80%

Income from net profits interest before reserve adjustments	9,368,031	17,151,136	12,994,052
MV Partners reserve for future capital expenditures(2)	(250,000)	—	—

Income from net profits interest(3)	$9,118,031	$17,151,136	$12,994,052

(1)
Pursuant to the conveyance of the net profits interest, direct operating expenses, lease equipment and development costs are deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future exploration, development, maintenance or operating expenditures at any time. During 2017, MV Partners withheld $250,000 for future capital expenditures. The reserve balance was $1,000,000 at December 31, 2017. During 2018, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $1,000,000 at December 31, 2018. During 2019, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $1,000,000 at December 31, 2019.

(3)
The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D—INCOME FROM NET PROFITS INTEREST (Continued)

  production; thus, the cash received by the Trust during the year ended December 31, 2017 substantially represents the production by MV Partners from September 2016 through August 2017 and the cash received by the Trust during the year ended December 31, 2018 substantially represents the production by MV Partners from September 2017 through August 2018 and the cash received by the Trust during the year ended December 31, 2019 substantially represents the production by MV Partners from September 2018 through August 2019.

        For the years ended December 31, 2017, 2018 and 2019, MV Purchasing, LLC, which we refer to herein as "MV Purchasing," purchased 76%, 76% and 75%, respectively, of the production sold from the underlying properties. MV Purchasing is majority owned by the indirect equity owners of MV Partners. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.

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

Date paid	Period covered	Distribution per unit	Reserve released (established)(1)
January 25, 2017	October 1, 2016 through December 31, 2016	$0.12	$—
April 25, 2017	January 1, 2017 through March 31, 2017	0.25	(250,000)
July 25, 2017	April 1, 2017 through June 30, 2017	0.225	—
October 25, 2017	July 1, 2017 through September 30, 2017	0.125	—
January 25, 2018	October 1, 2017 through December 31, 2017	$0.22	$—
April 25, 2018	January 1, 2018 through March 31, 2018	0.365	—
July 25, 2018	April 1, 2018 through June 30, 2018	0.420	—
October 25, 2018	July 1, 2018 through September 30, 2018	0.415	—
January 25, 2019	October 1, 2018 through December 31, 2018	$0.315	$—
April 25, 2019	January 1, 2019 through March 31, 2019	0.215	—
July 25, 2019	April 1, 2019 through June 30, 2019	0.305	—
October 25, 2019	July 1, 2019 through September 30, 2019	0.215	—

(1)
Pursuant to the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future exploration, development, maintenance or operating expenditures at any time

NOTE G—RELATED PARTY TRANSACTIONS

        The Trust has entered into an administrative services agreement with MV Partners that obligates the Trust, throughout the term of the Trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the Trust relating to the net profits interest. The annual fee was a total of $92,367, $96,062 and $99,904 for 2017, 2018 and 2019, respectively, which will increase by 4% each year. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and MV Partners.

        The Trust has entered into a Trust Agreement with the Trustee that obligates the Trust, throughout the term of the Trust, to pay to the Trustee a quarterly fee. The annual fee was a total of $150,000 for each of 2017, 2018 and 2019. The Trust Agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of a majority of the Trust unitholders.

NOTE H—ADVANCE FOR TRUST EXPENSES

        Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2017, 2018 and 2019, the Trust did not borrow any money, and there were no prior borrowings that had not been repaid. Since the Trust uses the modified cash basis of accounting, a liability has not been recorded for any advances from MV Partners. The net advance is shown as an addition to Trust Corpus when the borrowing is made and is shown as a reduction to Trust Corpus when it is repaid.

        MV Partners provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE I—OTHER EVENTS

Subsequent event

        The first quarterly distribution for 2020 was $2,185,000, or $0.190 per Trust unit, and was made on January 24, 2020 to Trust unitholders owning Trust units as of January 15, 2020. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2019 through December 31, 2019.

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)

        The Trust is required to disclose proved reserves in accordance with the SEC's reporting rules, which require that the average, first-day-of- the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2017, 2018 and 2019 has been presented in accordance with these rules.

        Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2017, 2018 and 2019 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the managers of MV Partners who operate the underlying properties, in accordance with the SEC's rules and definitions. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" and "proved undeveloped" crude oil, natural gas, and natural gas liquids reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

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

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES

	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)	Total (Boe)
Proved reserves
Balance at December 31, 2016	4,203,772	218,963	6,941	4,244,778
Revisions of previous estimates	381,159	74,923	(637)	393,232
Production	(599,675)	(34,803)	(505)	(605,804)

Balance at December 31, 2017	3,985,256	259,083	5,799	4,032,206
Revisions of previous estimates	266,433	(52,080)	(663)	257,322
Production	(590,885)	(43,770)	(352)	(598,409)

Balance at December 31, 2018	3,660,804	163,233	4,784	3,691,119
Revisions of previous estimates	(92,603)	(53,659)	(2,519)	(103,183)
Production	(572,582)	(26,336)	(295)	(577,163)

Balance at December 31, 2019	2,995,619	83,238	1,970	3,010,773

Proved developed reserves
December 31, 2016	3,403,473	218,963	6,941	3,444,478

December 31, 2017	3,403,562	259,083	5,799	3,450,512

December 31, 2018	3,202,010	163,233	4,784	3,232,325

December 31, 2019	2,687,298	83,238	1,970	2,702,451

Proved undeveloped reserves
December 31, 2016	800,300	—	—	800,300
Proved undeveloped reserves converted to proved developed reserves by drilling	(105,512)	—	—	(105,512)
Additional proved undeveloped reserves added during 2017	21,421	—	—	21,421
Proved undeveloped reserves removed from drilling plan	(135,341)	—	—	(135,341)
Revisions of previous estimates	826	—	—	826

December 31, 2017	581,694	—	—	581,694
Proved undeveloped reserves converted to proved developed reserves by drilling	(181,694)	—	—	(181,694)
Additional proved undeveloped reserves added during 2018	65,734	—	—	65,734
Proved undeveloped reserves removed from drilling plan	(6,991)			(6,991)
Revisions of previous estimates	56	—	—	56

December 31, 2018	458,794	—	—	458,794
Proved undeveloped reserves converted to proved developed reserves by drilling	(177,697)	—	—	(177,697)
Additional proved undeveloped reserves added during 2019	27,366	—	—	27,366
Proved undeveloped reserves removed from drilling plan	—	—	—	—
Revisions of previous estimates	(142)	—	—	(142)

December 31, 2019	308,322	—	—	308,322

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

        The Trust recognized net reductions to reserves for its share of MV Partners' total during 2018 associated with the production of properties of 598,409 Boe. The Trust recognized net increases to reserves of 58,743 Boe as a result of changes in the development plan. The net reductions were offset with an increase in reserves of 198,579 Boe as a result of positive revisions due to higher commodity prices during 2018.

        The Trust recognized net reductions to reserves for its share of MV Partners' total during 2019 associated with the production of properties of 577,163 Boe. The Trust recognized net increases to reserves of 27,366 Boe as a result of changes in the development plan. Additional reductions to reserves of 130,549 Boe were a result of negative revisions due to lower commodity prices during 2019.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES

        Estimates of future net cash flows from proved reserves of crude oil, natural gas, and natural gas liquids are computed using the average, first-day- of-the-month price during the 12-month period for 2017, 2018 and 2019.

	2017	2018	2019
Future cash inflows	$184,494,587	$222,280,250	$153,422,338
Future costs
Production	(104,802,482)	(107,850,519)	(86,214,240)
Development	(7,222,400)	(6,012,640)	(4,195,800)

Future net cash flows	72,469,705	108,417,091	63,012,298
Less 10% discount factor	(21,063,883)	(28,492,547)	(14,613,176)

Standardized measure of discounted future net cash flows	$51,405,822	$79,924,544	$48,399,122

MV Oil Trust

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED) (Continued)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES

	2017	2018	2019
Standardized measure at beginning of year	$34,928,690	$51,405,822	$79,924,544
Net proceeds to the Trust	(9,368,031)	(17,151,136)	(12,994,052)
Net changes in price and production costs	16,150,937	32,980,714	(24,930,850)
Changes in estimated future development costs	828,370	(1,014,730)	(491,282)
Development costs incurred during the year	1,194,600	1,902,600	2,022,434
Revisions of quantity estimates	5,342,186	6,232,157	(1,517,858)
Accretion of discount	3,492,869	5,140,582	7,992,454
Changes in production rates, timing and other(1)	(1,163,799)	428,535	(1,606,434)

Standardized measure at end of year	$51,405,822	$79,924,544	$48,399,122

(1)
The Trust's changes in standardized measure of discounted future net cash flows attributable to production rates, timing and other primarily represents changes in the Trust's estimates of when proved reserve quantities will be realized. During the years ended December 31, 2017, 2018 and 2019, the operator increased its development drilling capital plans, which had the effect of accelerating the estimated timing of development and then the ultimate realization of undeveloped proved reserves.

        The average, first-day-of-the-month price during the 12-month period for 2017, 2018 and 2019 used in determining future net revenues related to the standardized measure calculation are as follows:

	2017	2018	2019
Oil (per Bbl)	$46.09	$60.56	$51.14
Gas (per Mcf)	$2.56	$2.81	$2.12
NGL (per Bbl)	$25.82	$25.78	$25.51

NOTE K—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2018:
Income from net profits interest	$2,748	$4,397	$5,060	$4,946
Distributable income	$2,530	$4,198	$4,830	$4,773
Distributions per unit	$0.2200	$0.3650	$0.4200	$0.4150
2019:
Income from net profits interest	$3,819	$2,649	$3,681	$2,845
Distributable income	$3,623	$2,473	$3,508	$2,473
Distributions per unit	$0.3150	$0.2150	$0.3050	$0.2150

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

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter ended December 31, 2019, there has been no change in the trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee's internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

        As of December 31, 2019, the trustee assessed the effectiveness of the trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2019, based on those criteria.

        Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements of the trust included in this annual report on Form 10-K, has also audited the effectiveness of the trust's internal control over financial reporting as of December 31, 2019, as stated in their accompanying report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Unitholders
MV Oil Trust

Opinion on internal control over financial reporting

        We have audited the internal control over financial reporting of MV Oil Trust (the "Trust") as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the financial statements of the Trust as of and for the year ended December 31, 2019, and our report dated March 13, 2020 expressed an unqualified opinion on those financial statements.

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
March 13, 2020

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

Item 11.    Executive Compensation.

        During the years ended December 31, 2019, 2018 and 2017, the trustee received compensation from the trust in the amount of $150,000 each year. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

  (a)
  Security Ownership of Certain Beneficial Owners.

        The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 13, 2020 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
MV Energy, LLC(2)	2,875,000	25.0%
VAP-I, LLC(2)	1,437,500	12.5%
Robert J. Raymond(3)	1,016,114	8.8%

(1)
Based on 11,500,000 trust units outstanding as of March 13, 2020.

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

(3)
The information is based on a Schedule 13G dated February 8, 2019 filed jointly by Robert J. Raymond ("Raymond"), RR Advisors, LLC ("Advisors"), RCH Black Fund GP, L.P. ("RCH GP"), and RCH Black Fund, L.P. ("RCH LP" and, together with

  Raymond, Advisors and RCH GP, the "Reporting Persons"). The principal business address of the Reporting Persons is 3953 Maple Avenue, Suite 180, Dallas, Texas 75219. According to the filing, Raymond has sole voting power and dispositive power with respect to 25,096 trust units; Raymond and Advisors each has shared voting and dispositive power with respect to 991,018 trust units; and RCH GP and RCH LP each has shared voting and dispositive power with respect to 958,555 trust units. According to the filing, each Reporting Person expressly disclaims (a) the existence of any group and (b) beneficial ownership with respect to any trust units other than the trust units owned of record by such Reporting Person.

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

Administrative Services Agreement

        The trust has entered into an administrative services agreement with MV Partners that obligates the trust, throughout the term of the trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the trust relating to the net profits interest. The annual fee was a total of $99,904 for 2019, which will increase by 4% each year. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and MV Partners.

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

        The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust's financial statements for 2018 and 2019 and fees billed for other services rendered by Grant Thornton LLP.

	2018	2019
Audit fees	$246,750	$257,250
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$246,750	$257,250

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
4.1*	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	—
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
31.1*	—	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*		Report of Cawley, Gillespie & Associates, Inc., Petroleum Consultants

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

March 13, 2020

        The Registrant, MV Oil Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available, and none have been provided. In signing the report above, the trustee does not imply that it has performed any such function or that such function exists pursuant to the terms of the trust agreement under which it serves.