Form 10-Q
period 2020-03-31
MV Oil Trust
filed 2020-05-11
CIK 1371782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2020

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

As of May 11, 2020, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended March 31,
	2020	2019
Income from net profits interest	$2,426,155	$3,819,447
Cash on hand used (withheld) for Trust expenses	(25,997)	194,376
General and administrative expenses(1)	(215,158)	(391,323)
Distributable income	$2,185,000	$3,622,500
Distributions per Trust unit (11,500,000 Trust units issued and outstanding at March 31, 2020 and 2019)	$0.190	$0.315

(1)	Includes $25,975 and $48,992 paid to MV Partners, LLC during the three months ended March 31, 2020 and 2019, respectively, and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three-month periods ended March 31, 2020 and 2019.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$227,733	$201,736
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(38,655,209)	(38,097,825)
Total assets	$11,956,199	$12,487,586
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at March 31, 2020 and December 31, 2019	$11,956,199	$12,487,586

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended March 31,
	2020	2019
Trust corpus, beginning of period	$12,487,586	$14,706,311
Income from net profits interest	2,426,155	3,819,447
Cash distributions	(2,185,000)	(3,622,500)
Trust expenses	(215,158)	(391,323)
Amortization of net profits interest	(557,384)	(542,585)
Trust corpus, end of period	$11,956,199	$13,969,350

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

Note 2—Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and March 31, 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

No new accounting pronouncements have been adopted or issued during the quarter ended March 31, 2020 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended March 31,
	2020	2019
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$3,032,693	$4,774,309
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	2,426,155	3,819,447
MV Partners reserve for future capital expenditures(2)	0	0
Income from net profits interest(3)	$2,426,155	$3,819,447

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by MV Partners during the September through November production period. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three months ended March 31, 2020 and March 31, 2019, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $1,000,000 at March 31, 2020 and 2019.

(3)	The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended March 31, 2020 substantially represents the production by MV Partners from September 2019 through November 2019, and the cash received by the Trust during the three months ended March 31, 2019 substantially represents the production by MV Partners from September 2018 through November 2018.

For the three months ended March 31, 2020 and 2019, MV Purchasing, LLC, which is majority-owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market-sensitive pricing.

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

The first quarterly distribution during 2020 was $2,185,000, or $0.190 per Trust unit, and was made on January 24, 2020 to Trust unitholders owning Trust units as of January 15, 2020. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from October 1, 2019 through December 31, 2019.

The first quarterly distribution during 2019 was $3,622,500, or $0.315 per Trust unit, and was made on January 25, 2019 to Trust unitholders owning Trust units as of January 15, 2019. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from October 1, 2018 through December 31, 2018.

Note 8—Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended March 31, 2020 and 2019, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

The second quarterly distribution during 2020 was $2,357,500, or $0.205 per Trust unit, and was made on April 24, 2020 to Trust unitholders owning Trust units as of April 15, 2020. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from January 1, 2020 through March 31, 2020.

The West Texas Intermediate spot price of crude oil has dropped sharply since the beginning of 2020, from $61.18 per barrel on January 2, 2020 to $12.34 per barrel on April 28, 2020, primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries, including Saudi Arabia, which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. If commodity prices for crude oil remain at reduced levels, subsequent distributions in 2020 will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders. In light of the current uncertain economic environment, the Trustee has withheld an amount from the second quarterly distribution that is estimated to be sufficient to pay Trust expenses over the next twelve months.

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

Overview

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate spot price of crude oil has dropped sharply since the beginning of 2020, from $61.18 per barrel on January 2, 2020 to $12.34 per barrel on April 28, 2020, primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries, including Saudi Arabia, which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts the operators of and production from the underlying properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil prices would adversely affect the operators of the underlying properties. If commodity prices for crude oil remain at reduced levels, quarterly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders.

Results of Operations

Results of Operations for the Quarters Ended March 31, 2020 and 2019

The cash received by the Trust from MV Partners during the quarter ended March 31, 2020 substantially represents the production by MV Partners from September 2019 through November 2019. The cash received by the Trust from MV Partners during the quarter ended March 31, 2019 substantially represents the production by MV Partners from September 2018 through November 2018. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest decreased $1,393,292 to $2,426,155 for the quarter ended March 31, 2020 from $3,819,447 for the quarter ended March 31, 2019. The decrease was primarily due to a $1,741,616 decrease in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $3,032,693 from $4,774,309 for the prior period. These amounts were reduced by a Trust holdback for future expenses of $241,155 and $196,947 for the quarters ended March 31, 2020 and 2019, respectively. The Trustee paid general and administrative expenses of $215,158 and $391,323 for the quarters ended March 31, 2020 and 2019, respectively. During the quarters ended March 31, 2020 and 2019, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the quarter ended March 31, 2020 of $2,185,000, a decrease of $1,437,500 from $3,622,500 for the quarter ended March 31, 2019.

The average price received for crude oil sold was $51.34 per Bbl and the average price received for natural gas sold was $1.39 per Mcf for the period from October 1, 2019 through December 31, 2019. The average price received for crude oil sold was $60.87 per Bbl and the average price received for natural gas sold was $2.21 per Mcf for the period from October 1, 2018 through December 31, 2018.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2019 through December 31, 2019 were 144,383 Bbls of oil, 5,762 Mcf of natural gas and 153 Bbls of natural gas liquids, for a total of 145,443 barrels of oil equivalent. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2018 through December 31, 2018 were 144,145 Bbls of oil, 10,126 Mcf of natural gas and 95 Bbls of natural gas liquids, for a total of 145,894 barrels of oil equivalent.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of March 31, 2020, $227,700 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the quarters ended March 31, 2020 and 2019, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1,000,000 in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. As of March 31, 2020, $1,000,000 was held by MV Partners as a capital reserve.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although MV Partners advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q, including under the section “Item 1A. Risk Factors” in Part II of this Form 10-Q, and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2020, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Except as provided below, there have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part 1 of the Form 10-K.

The COVID-19 pandemic could materially adversely affect proceeds to the Trust and cash distributions to unitholders.

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate spot price of crude oil has dropped sharply since the beginning of 2020, from $61.18 per barrel on January 2, 2020 to $12.34 per barrel on April 28, 2020, primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), including Saudi Arabia, which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts the operators of and production from the underlying properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil prices would adversely affect the operators of the underlying properties. If commodity prices for crude oil remain at reduced levels, quarterly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders. Continued low prices of oil may ultimately reduce the amount of oil that is economic to produce from the underlying properties. As a result, the operator of the underlying properties could determine during periods of low commodity prices to shut in or curtail production on the underlying properties. In addition, the operator of the underlying properties could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices.

To the extent COVID-19 adversely affects production from the underlying properties or the business, results of operations and financial condition of the operators of the underlying properties,it may also have the effect of heightening many of the other risks described in the Trust’s 2019 Annual Report on Form 10-K.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of negative $37.63 per Bbl of crude oil in April 2020. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

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

Date: May 11, 2020

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

