Form 10-Q
period 2020-06-30
MV Oil Trust
filed 2020-08-10
CIK 1371782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2020

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

As of August 10, 2020, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Income from net profits interest	$3,221,996	$2,648,583	$5,648,151	$6,468,030
Cash on hand used for (withheld for) Trust expenses	(598,740)	(11,537)	(624,737)	182,839
General and administrative expenses(1)	(265,756)	(164,546)	(480,914)	(555,869)
Distributable income	$2,357,500	$2,472,500	$4,542,500	$6,095,000
Distributions per Trust unit (11,500,000 Trust units issued and outstanding at June 30, 2020 and 2019)	$0.205	$0.215	$0.395	$0.53

(1)	Includes $50,951 and $0 paid to MV Partners, LLC during the three months ended June 30, 2020 and 2019, respectively, and $76,926 and $48,992 during the six months ended June 30, 2020 and 2019, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended June 30, 2020 and 2019 and $75,000 during each of the six months ended June 30, 2020 and 2019.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$826,473	$201,736
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(39,214,059)	(38,097,825)
Total assets	$11,996,089	$12,487,586
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at June 30, 2020 and December 31, 2019	$11,996,089	$12,487,586

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Trust corpus, beginning of period	$11,956,199	$13,969,350	$12,487,586	$14,706,311
Income from net profits interest	3,221,996	2,648,583	5,648,151	6,468,030
Cash distributions	(2,357,500)	(2,472,500)	(4,542,500)	(6,095,000)
Trust expenses	(265,756)	(164,546)	(480,914)	(555,869)
Amortization of net profits interest	(558,850)	(526,440)	(1,116,234)	(1,069,025)
Trust corpus, end of period	$11,996,089	$13,454,447	$11,996,089	$13,454,447

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

Note 2—Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and June 30, 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2020 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$4,027,494	$3,310,729	$7,060,188	$8,085,038
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	3,221,996	2,648,583	5,648,151	6,468,030
MV Partners reserve for future capital expenditures(2)	0	0	0	0
Income from net profits interest(3)	$3,221,996	$2,648,583	$5,648,151	$6,468,030

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by MV Partners during the December through February production periods for the three months ended June 30, 2020 and 2019, respectively, and during each of the September through February production periods for the six months ended June 30, 2020 and 2019, respectively. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three and six months ended June 30, 2020, MV Partners did not withhold or release any dollar amounts due to the Trust. During the three and six months ended June 30, 2019, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $1,000,000 at June 30, 2020 and 2019.

(3)	The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended June 30, 2020 substantially represents the production by MV Partners from December 2019 through February 2020 and the cash received by the Trust during the three months ended June 30, 2019 substantially represents the production by MV Partners from December 2018 through February 2019. The cash received by the Trust during the six months ended June 30, 2020 substantially represents the production by MV Partners from September 2019 through February 2020 and the cash received by the Trust during the six months ended June 30, 2019 substantially represents the production by MV Partners from September 2018 through February 2019.

For the three and six months ended June 30, 2020 and 2019, MV Purchasing, LLC, which is majority-owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market-sensitive pricing.

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

The second quarterly distribution during 2020 was $2,357,500, or $0.205 per Trust unit, and was made on April 24, 2020 to Trust unitholders owning Trust units as of April 15, 2020. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2020 through March 31, 2020.

The first quarterly distribution during 2019 was $3,622,500, or $0.315 per Trust unit, and was made on January 25, 2019 to Trust unitholders owning Trust units as of January 15, 2019. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2018 through December 31, 2018.

The second quarterly distribution during 2019 was $2,472,500, or $0.215 per Trust unit, and was made on April 25, 2019 to Trust unitholders owning Trust units as of April 15, 2019. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2019 through March 31, 2019.

Note 8—Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended June 30, 2020 and 2019, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

There was no quarterly distribution during the third quarter of 2020. The revenue collected by MV Partners from April 1, 2020 through June 30, 2020 was not sufficient to cover the costs paid during the period. MV Partners applied $440,532 from the reserve for future expenditures to cover the deficit.

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

Overview

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate spot price of crude oil has declined since the beginning of 2020, from $63.27 per barrel on January 6, 2020 to $41.95 per barrel on August 6, 2020. During this time frame, the monthly average price, which is the base price that crude oil sales are based on, reached a low of $16.70 per barrel for April 2020. The decline in oil prices is primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries, which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts the operators of and production from the underlying properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil prices will adversely affect the operators of the underlying properties. As a result of the decreased price of crude oil during the second quarter of 2020, there was no distribution made to unitholders in the third quarter of 2020. If commodity prices for crude oil remain at reduced levels, quarterly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders.

Results of Operations

Results of Operations for the Quarters Ended June 30, 2020 and 2019

The cash received by the Trust from MV Partners during the quarter ended June 30, 2020 substantially represents the production by MV Partners from December 2019 through February 2020. The cash received by the Trust from MV Partners during the quarter ended June 30, 2019 substantially represents the production by MV Partners from December 2018 through February 2019. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest increased $573,413 to $3,221,996 for the quarter ended June 30, 2020 from $2,648,583 for the quarter ended June 30, 2019. The increase was primarily due to a $716,765 increase in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $4,027,494 from $3,310,729 for the same period in the prior year. These amounts were reduced by a Trust holdback for future expenses of $864,496 and $176,083 for the quarters ended June 30, 2020 and 2019, respectively. This increase of $688,413 includes an amount estimated to be sufficient to pay estimated Trust expenses through approximately April 2021. The Trustee paid general and administrative expenses of $265,756 and $164,546 for the quarters ended June 30, 2020 and 2019, respectively. During the quarters ended June 30, 2020 and 2019, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the quarter ended June 30, 2020 of $2,357,500, a decrease of $115,000 from $2,472,500 for the quarter ended June 30, 2019.

The average price received for crude oil sold was $51.70 per Bbl and the average price received for natural gas sold was $1.92 per Mcf for the period from January 1, 2020 through March 31, 2020. The average price received for crude oil sold was $46.62 per Bbl and the average price received for natural gas sold was $3.27 per Mcf for the period from January 1, 2019 through March 31, 2019.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from January 1, 2020 through March 31, 2020 were 144,591 Bbls of oil, 7,326 Mcf of natural gas and 21 Bbls of natural gas liquids for total barrels of oil equivalent of 145,826. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from January 1, 2019 through March 31, 2019 were 140,296 Bbls of oil, 7,438 Mcf of natural gas and 27 Bbls of natural gas liquids for a total of 141,553 barrels of oil equivalent.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

The cash received by the Trust from MV Partners during the six months ended June 30, 2020 substantially represents the production by MV Partners from September 2019 through February 2020. The cash received by the Trust from MV Partners during the six months ended June 30, 2019 substantially represents the production by MV Partners from September 2018 through February 2019. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest decreased $819,879 to $5,648,151 for the six months ended June 30, 2020 from $6,468,030 for the six months ended June 30, 2019. The decrease was primarily due to a $1,024,850 decrease in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $7,060,188 from $8,085,038 for the same period in the prior year. Additionally, the Trustee held back $1,105,650 for future expenses for the six months ended June 30, 2020 and $373,030 for the six months ended June 30, 2019. This increase of $732,621 includes an amount estimated to be sufficient to pay estimated Trust expenses through approximately April 2021. The Trustee paid general and administrative expenses of $480,914 and $555,869 for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the six months ended June 30, 2020 of $4,542,500, a decrease of $1,552,500 from $6,095,000 for the six months ended June 30, 2019.

The average price received for crude oil sold was $51.52 per Bbl and the average price received for natural gas sold was $1.69 per Mcf for the period from October 1, 2019 through March 31, 2020. The average price received for crude oil sold was $53.84 per Bbl and the average price received for natural gas sold was $2.66 per Mcf for the period from October 1, 2018 through March 31, 2019.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2019 through March 31, 2020 were 288,974 Bbls of oil, 13,089 Mcf of natural gas and 174 Bbls of natural gas liquids for a total barrels of oil equivalent of 291,269. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2018 through March 31, 2019 were 284,441 Bbls of oil, 17,563 Mcf of natural gas and 122 Bbls of natural gas liquids for a total of 287,448 barrels of oil equivalent.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of June 30, 2020, $826,000 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and six months ended June 30, 2020 and 2019, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1,000,000 in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. As of June 30, 2020, $1,000,000 was held by MV Partners as a capital reserve.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2020, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Except as provided below, there have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part I of the Form 10-K.

The COVID-19 pandemic could materially adversely affect proceeds to the Trust and cash distributions to unitholders.

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate spot price of crude oil has declined since the beginning of 2020, from $63.27 per barrel on January 6, 2020 to $41.95 per barrel on August 6, 2020. During this time frame, the monthly average price, which is the base price that crude oil sales are based on, reached a low of $16.70 per barrel for April 2020. The decline in oil prices is primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts the operators of and production from the underlying properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil prices will adversely affect the operators of the underlying properties. If commodity prices for crude oil remain at reduced levels, quarterly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders. As a result of the decreased price of crude oil during the second quarter of 2020, there was no distribution made to unitholders in the third quarter of 2020. Continued low prices of oil may ultimately reduce the amount of oil that is economic to produce from the underlying properties. As a result, the operator of the underlying properties could determine, during periods of low commodity prices, to shut in or curtail production on the underlying properties. In addition, the operator of the underlying properties could determine, during periods of low commodity prices, to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices.

To the extent COVID-19 adversely affects production from the underlying properties or the business, results of operations and financial condition of the operators of the underlying properties, it may also have the effect of heightening many of the other risks described in the Form 10-K.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of negative $37.63 per barrel of crude oil in April 2020. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.

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

Date: August 10, 2020

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

