Form 10-K
period 2020-12-31
MV Oil Trust
filed 2021-03-16
CIK 1371782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Registrant’s telephone number, including area code: (713) 483-6020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the 8,625,000 Units of Beneficial Interest in MV Oil Trust held by non-affiliates of the registrant, computed using the closing sales price of $4.19 on June 30, 2020, was approximately $36,138,750.
As of March 16, 2021, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.
Documents Incorporated By Reference: None

ii

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, which we refer to as this “Form 10-K,” contains forward-looking statements about MV Partners, LLC, which we refer to herein as “MV Partners,” and MV Oil Trust, which we refer to herein as the “trust,” that are subject to risks and uncertainties and that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” All statements other than statements of historical fact included in this document, including, without limitation, statements under “Business” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of MV Partners and the trust, are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Forward-looking statements are subject to risks and uncertainties and include statements pertaining to future development activities and costs and other statements in this Form 10-K that are prospective and constitute forward-looking statements.
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

•
the effect, impact, potential duration or other implications of the novel strain of coronavirus (“COVID-19”) pandemic;

•
the actions of the Organization of Petroleum Exporting Countries (“OPEC”);

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
Bbl — One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.
Boe — One stock tank barrel of oil equivalent, computed on an approximate energy equivalent basis that one Bbl of crude oil equals six Mcf of natural gas and one Bbl of crude oil equals 1.54 Bbls of natural gas liquids.
Btu or British Thermal Unit — The quantity of heat required to raise the temperature of one pound of water one degree Fahrenheit.
Developed Acreage — The number of acres that are allocated or assignable to productive wells or wells capable of production.
Development Well — A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
DUCs — Drilled but uncompleted. A well that has been drilled but has not undergone the final steps of perforating/acidizing or hydraulic fracturing and procedures necessary to place the well on production.
Estimated Future Net Revenues — Also referred to as “estimated future net cash flows.” The result of applying current prices of oil, natural gas and natural gas liquids to estimated future production from oil, natural gas and natural gas liquids proved reserves, reduced by estimated future expenditures, based on current costs to be incurred, in developing and producing the proved reserves.
Field — An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field that are separated vertically by intervening impervious, strata, or laterally by local geologic barriers, or by both. Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field. The geological terms structural feature and stratigraphic condition are intended to identify localized geological features as opposed to the broader terms of basins, trends, provinces, plays, areas-of-interest, etc.
Gross Acres or Gross Wells — The total acres or wells, as the case may be, in which a working interest is owned.
Henry Hub — A distribution hub on the natural gas pipeline system in Erath, Louisiana. It is the pricing point for natural gas futures contracts traded on the New York Mercantile Exchange and the over the counter swaps traded on Intercontinental Exchange. Spot and future natural gas prices set at Henry Hub are denominated in USD per MMBtu.
MBbl — One thousand barrels of crude oil or other liquid hydrocarbons.
MBoe — One thousand barrels of oil equivalent.
Mcf — One thousand standard cubic feet of natural gas.
MMBbls — One million barrels of crude oil or other liquid hydrocarbons.
MMBoe — One million barrels of oil equivalent.
MMBtu — One million British Thermal Units.
MMcf — One million standard cubic feet of natural gas.
Net Acres or Net Wells — The sum of the fractional working interests owned in gross acres or wells, respectively.
Net Profits Interest — A nonoperating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.

Net Revenue Interest — An interest in all oil, natural gas and natural gas liquids produced and saved from, or attributable to, a particular property, net of all royalties, overriding royalties, net profits interests, carried interests, reversionary interests and any other burdens to which the person’s interest is subject.
NGLs — Natural gas liquids.
NYMEX — New York Mercantile Exchange.
Plugging and Abandonment — Activities to remove production equipment and seal off a well at the end of a well’s economic life.
Proved Developed Non-Producing Reserves — Proved developed reserves expected to be recovered from zones behind casing in existing wells.
Proved Developed Oil and Gas Reserves — Proved Oil and Gas Reserves that can be expected to be recovered:
(A)
through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and

(B)
through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Proved Developed Producing Reserves — Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production to market.
Proved Oil and Gas Reserves — Those quantities of oil and gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.
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

Proved Undeveloped Oil and Gas Reserves — Proved Oil and Gas Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
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

Recompletion — The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.
Reservoir — A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.
Standardized Measure of Discounted Future Net Cash Flows — Also referred to herein as “standardized measure.” It is the present value of estimated future net revenues computed by discounting estimated future net revenues at a rate of 10% annually.
The Financial Accounting Standards Board requires disclosure of standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities per accounting literature for extractive activities — oil and gas, as follows: A standardized measure of discounted future net cash flows relating to an enterprise’s interests in (a) proved oil and gas reserves and (b) oil and gas subject to purchase under long-term supply, purchase, or similar agreements and contracts in which the enterprise participates in the operation of the properties on which the oil or gas is located or otherwise serves as the producer of those reserves shall be disclosed as of the end of the year. The standardized measure of discounted future net cash flows relating to those two types of interests in reserves may be combined for reporting purposes. The following information shall be disclosed in the aggregate and for each geographic area for which reserve quantities are disclosed:
a.
Future cash inflows. These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2018, 2019 and 2020 of oil and gas relating to the enterprise’s proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

Working Interest — Also called an operating interest. The right granted to the lessee of a property to explore for and to produce and own oil, gas or other minerals. The working interest owner bears the exploration, development and operating costs on either a cash, penalty or carried basis.
Workover — Operations on a producing well to restore or increase production.
WTI Cushing — West Texas Intermediate, a type of crude oil used as a benchmark in oil pricing and the underlying commodity of NYMEX oil futures contracts for delivery at Cushing, Oklahoma.

PART I
Item 1. Business.
General
MV Oil Trust, which we refer to herein as the “trust,” was formed in August 2006 by MV Partners, LLC, which we refer to as “MV Partners.” Much of the information disclosed herein has been provided to the trust by MV Partners, including information associated with the underlying properties such as production and well counts, major producing areas, customer relationships, competition, marketing and post-production services, and certain information on which reserve data is based.
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
The trustee does not maintain a website for filings by the trust with the Securities and Exchange Commission, which we refer to herein as the “SEC.” Electronic filings by the trust with the SEC are available free of charge through the SEC’s website at www.sec.gov and at http://mvo.q4web.com/home/default.aspx.
On January 24, 2007, MV Partners and the trust completed an initial public offering of units of beneficial interest in the trust, which we refer to herein as the “trust units.” In connection with the completion of the initial public offering of trust units, on January 24, 2007, MV Partners conveyed a term net profits interest to the trust that represents the right to receive 80% of the net proceeds (calculated as described below) from all of MV Partners’ interests in oil and natural gas properties as of January 24, 2007, which is referred to herein as the “net profits interest.” These properties are located in the Mid-Continent region in the States of Kansas and Colorado. MV Partners’ net interests in such properties, after deduction of all royalties and other burdens on production thereon as of January 24, 2007, is referred to herein as the “underlying properties.” As of December 31, 2020, the underlying properties produced predominantly oil from approximately 800 wells, and the projected reserve life of the underlying properties was over 35 years. Based on the summary prepared by Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, who we refer to as “CG&A”, of its reserve report as of December 31, 2020 for the trust, which is summarized herein under “—Description of the Underlying Properties — Reserves” and is referred to herein as the “reserve report,” the net profits interest would entitle the trust to receive net proceeds from the sale of production of not less than 11.5 MMBoe of proved reserves during the term of the trust, calculated as 80% of the proved reserves attributable to the underlying properties expected to be produced during the term of the trust. Of these reserves, approximately 90% were classified as proved developed producing reserves as of December 31, 2020. Production volumes from the underlying properties for the year ended December 31, 2020 were approximately 99% oil and approximately 1% natural gas and natural gas liquids. The underlying properties are all located in mature fields that are characterized by long production histories and numerous additional development opportunities to help reduce the natural decline in production from the underlying properties.
The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2020, cumulatively, since inception, the trust has received payment for approximately 9.8 MMBoe of the trust’s 11.5 MMBoe interest. The gross proceeds used to calculate the net profits interest is based on prices realized for oil, natural gas and natural gas liquids attributable to the underlying properties for each calendar quarter during the term of the net profits interest. In calculating the net proceeds used to calculate the net profits interest, MV Partners deducts from the gross proceeds from the underlying properties all lease operating expenses, maintenance expenses and capital expenditures (including the cost of workovers and recompletions, drilling costs and development costs), amounts that may be reserved for future expenditures (which reserve amounts may not exceed $1.0 million in the aggregate at any given time), post-production costs and production and property taxes paid by MV Partners.
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
The trust was created to acquire and hold the net profits interest for the benefit of the trust unitholders. The net profits interest is passive in nature and neither the trust nor the trustee has any control over or responsibility for costs relating to the operation of the underlying properties. The business and affairs of the trust are managed by the trustee, and MV Partners and its affiliates have no ability to manage or influence the operations of the trust. The underlying properties, for which MV Partners is designated as the operator, are currently operated on a contract operator basis by Vess Oil Corporation, which we refer to herein as “Vess Oil,” and Murfin Drilling Company, Inc., which we refer to herein as “Murfin Drilling,” each of which is an affiliate of MV Energy, LLC, which we refer to herein as “MV Energy,” the sole manager of MV Partners. MV Partners does not, as a matter of course, make public projections as to future sales, earnings or other results relating to the underlying properties.
Description of the Trust Units
Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 11,500,000 trust units outstanding as of March 16, 2021.
Distributions and Income Computations
Each quarter, the trustee determines the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust’s expenses for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. Quarterly cash distributions during the term of the trust are made by the trustee on or before the 25th day of the month following the end of each quarter to the trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day).
Unless otherwise advised by counsel or the Internal Revenue Service, which we refer to herein as the “IRS,” the trustee will treat the income and expenses of the trust for each quarter as belonging to the trust unitholders of record on the quarterly record date. For federal income tax purposes, trust unitholders must take into account items of income, gain, loss, deduction and credit consistent with their methods of accounting and without regard to the taxable year or accounting method employed by the trust and without regard to the quarter in which the trust makes distributions related to those items to the trust unitholders. Variances between taxable income and cash distributions may occur. For example, the trustee could establish a reserve in one quarter using funds that would be included in income in the quarter in which the reserve is created but may not result in a tax deduction or a distribution until a later quarter or possibly in a later taxable year. Similarly, the trustee could also make a payment in one quarter that would be amortized for income tax purposes over several quarters. See “—Federal Income Tax Matters.”

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

Upon dissolution, the trustee would then sell all of the trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the trust unitholders.
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
The amounts paid to the trust for the net profits interest are based on the definitions of “gross proceeds” and “net proceeds” contained in the conveyance and described below. Under the conveyance, net proceeds are computed quarterly, and 80% of the aggregate net proceeds attributable to a computation period will be paid to the trust on or before the 25th day of the month following the computation period. MV Partners will not pay to the trust any interest on the net proceeds held by MV Partners prior to payment to the trust. The trustee will make distributions to trust unitholders quarterly, if sufficient funds are available. See “—Description of the Trust Units — Distributions and Income Computations.”
“Gross proceeds” mean the aggregate amount received by MV Partners from sales of oil, natural gas and natural gas liquids produced from the underlying properties (other than amounts received for certain future non-consent operations).
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

During each twelve-month period beginning on the later to occur of (1) June 30, 2023 and (2) the time when 13.2 MMBoe have been produced from the underlying properties and sold (which is the equivalent of 10.6 MMBoe in respect of the net profits interest), which we refer to, in either case, as the “Capital Expenditure Limitation Date”, the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for such twelve-month period may not exceed the Average Annual Capital Expenditure Amount. The “Average Annual Capital Expenditure Amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three twelve-month periods ending on the Capital Expenditure Limitation Date, divided by (y) three. Commencing on the Capital Expenditure Limitation Date, and each anniversary of the Capital Expenditure Limitation Date thereafter, the Average Annual Capital Expenditure Amount will be increased by 2.5% to account for expected increased costs due to inflation.
As is customary in the oil and natural gas industry, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $3.2 million in 2018, $3.2 million in 2019 and $2.8 million in 2020 for all of the underlying properties for which MV Partners was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.
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
Federal Income Tax Matters
The following is a summary of certain federal income tax matters that may be relevant to trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended, which we refer to herein as the “Code,” existing and proposed Treasury regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes or different interpretation at any time, possibly with retroactive effect. No attempt has been made in the following summary to comment on all federal income tax matters affecting the trust or the trust unitholders.
The summary is limited to trust unitholders who are individual citizens or residents of the United States. Accordingly, the following summary has limited application to domestic corporations and persons subject to specialized federal income tax treatment. Each trust unitholder should consult his or her own tax advisor with respect to his or her particular circumstances.
Classification and Taxation of the Trust
Tax counsel to the trust advised the trust at the time of formation that, for federal income tax purposes, in its opinion the trust will be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS with respect to the federal income tax treatment of the trust, including as to the status of the trust as a grantor trust for such purposes. Thus, no assurance can be provided that the tax treatment of the trust would be sustained by a court if contested by the IRS or another taxing authority. The remainder of the discussion below is based on tax counsel’s opinion, at the time of formation, that the trust will be classified as a grantor trust for federal income tax purposes. As a grantor trust, the trust will not be subject to federal income tax at the trust level. Rather, each trust unitholder will be considered for federal income tax purposes to own its proportionate share of the trust’s assets directly as though no trust were in existence. The income of the trust is deemed to be received or accrued by the trust unitholder at the time such income is received or accrued by the trust, rather than when distributed by the trust. Each trust unitholder will be subject to tax on its proportionate share of the income and gain attributable to the assets of the trust and will be entitled to claim its proportionate share of the deductions and expenses attributable to the assets of the trust, subject to applicable limitations, in accordance with the trust unitholder’s taxable year and tax method of accounting and without regard to the taxable year or accounting method employed by the trust.
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
Classification of the Net Profits Interest
Tax counsel to the trust also advised the trust at the time of formation that, for federal income tax purposes, based upon representations made by MV Partners regarding the expected economic life of the underlying properties and the expected duration of the net profits interest, in its opinion the net profits interest should be treated as a “production payment” under Section 636 of the Code or otherwise as a debt instrument. On the basis of that advice, the trust will treat the net profits interest as indebtedness subject to Treasury regulations applicable to contingent payment debt instruments, and by purchasing trust units, a trust unitholder agrees to be bound by the trust’s application of those regulations, including the trust’s determination of the rate at which interest is deemed to accrue on the net profits interest. No assurance can be given that the IRS or another taxing authority will not assert that the net profits interest should be treated differently. Any such different treatment could affect the amount, timing and character of income, gain or loss in respect of an investment in trust units and could require a trust unitholder to accrue income at a rate different than that determined by the trust.
Widely Held Fixed Investment Trust Reporting Information
The trustee assumes that some trust units are held by middlemen, as such term is broadly defined in Treasury regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the trustee considers the trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Floor 16, Houston, Texas 77002, telephone number 1-855-802-1094, is the representative of the trust that will provide tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding trust units on behalf of trust unitholders, and not the trustee of the trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Trust unitholders whose trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the trust units. Any generic tax information provided by the trustee of the trust is intended to be used only to assist trust unitholders in the preparation of their federal and state income tax returns.
Available Trust Tax Information
In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2020 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at http://mvo.q4web.com/home/default.aspx.
Description of the Underlying Properties
The underlying properties consist of MV Partners’ net interests in all of its oil and natural gas properties as of January 24, 2007, which properties are located in the Mid-Continent region in the States of Kansas and Colorado. Affiliates of MV Partners are the contract operators of substantially all of the underlying properties.
MV Partners’ interests in the underlying properties require MV Partners to bear its proportionate share, along with the other working interest owners, of the costs of development and operation of such properties. The underlying properties are burdened by non-working interests owned by third parties, consisting primarily of royalty interests retained by the owners of the land subject to the working interests. These landowners’ royalty interests typically entitle the landowner to receive 12.5% of the revenue derived from oil and natural gas production resulting from wells drilled on their land, without any deduction for drilling costs or other costs related to production of oil and natural gas. A working interest percentage represents a working interest owner’s proportionate ownership interest in a property in relation to all other working interest owners in that property, whereas a net revenue interest percentage is a working interest owner’s percentage of production after reducing such percentage by the percentage of burdens on such production such as royalties and overriding royalties.
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
Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2018, 2019 and 2020 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, Senior Vice President, is the technical person at CG&A who is primarily responsible for overseeing CG&A’s preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 29 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).
Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2018, 2019 and 2020 is presented consistent with these requirements.
Proved Reserves of MV Oil Trust.   The following table sets forth, as of December 31, 2020, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.
	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Oil equivalents (MBoe)
Proved Developed	1,641	18	1	1,645
Proved Undeveloped	160	—	—	160
Total Proved	1,801	18	1	1,805
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
	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2017	3,985	259	6	4,032
Revisions of previous estimates	267	(52)	(1)	257
Production	(591)	(44)	(0)	(598)
Balance, December 31, 2018	3,661	163	5	3,691
Revisions of previous estimates	(93)	(54)	(3)	(103)
Production	(573)	(26)	(0)	(577)
Balance, December 31, 2019	2,995	83	2	3,011
Revisions of previous estimates	(675)	(40)	(1)	(683)
Production	(519)	(25)	(0)	(523)
Balance, December 31, 2020	1,801	18	1	1,805
Proved Developed Reserves:
Balance, December 31, 2017	3,403	259	6	3,450
Balance, December 31, 2018	3,202	163	5	3,232
Balance, December 31, 2019	2,687	83	2	2,703
Balance, December 31, 2020	1,641	18	1	1,645

	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil Equivalents (MBoe)
Proved Undeveloped Reserves:
Balance, December 31, 2017	582	—	—	582
Proved undeveloped reserves converted to proved developed reserves by drilling	(182)	—	—	(182)
Additional proved undeveloped reserves added during 2018	66	—	—	66
Proved undeveloped reserves removed from drilling plan	(7)	—	—	(7)
Revisions of previous estimates	0	—	—	0
Balance, December 31, 2018	459	—	—	459
Proved undeveloped reserves converted to proved developed reserves by drilling	(178)	—	—	(178)
Additional proved undeveloped reserves added during 2019	27	—	—	27
Proved undeveloped reserves removed from drilling plan	—	—	—	—
Revisions of previous estimates	—	—	—	—
Balance, December 31, 2019	308	—	—	308
Proved undeveloped reserves converted to proved developed reserves by drilling	(27)	—	—	(27)
Additional proved undeveloped reserves added during 2020	8	—	—	8
Proved undeveloped reserves removed from drilling plan	(121)	—	—	(121)
Revisions of previous estimates	(8)	—	—	(8)
Balance, December 31, 2020	160	—	—	160

None of the proved undeveloped reserves have remained undeveloped for five years or more after they were initially disclosed as proved undeveloped reserves.
The reserves above represent the trust’s 80% net profits interest in the underlying properties for the remainder of the term of the trust.
The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the trust’s 80% net profits interest in the underlying properties as of December 31, 2020 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2020 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust’s estimated oil and natural gas reserves.
	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	2,034.7	17.1	199.4	2,251.2
Gas (MMcf)	23.0	0.0	0.0	23.0
NGL (MBbl)	0.8	0.0	0.0	0.8
Revenue
Oil	$71,253.8	$598.2	$6,984.2	$78,836.3
Gas	37.6	0.0	0.0	37.6

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
NGL x	10.3	0.0	0.0	10.3
Severance Taxes	644.0	28.4	224.5	896.9
Ad Valorem Taxes	1,734.2	31.9	320.6	2,086.7
Operating Expenses	37,877.5	43.2	1,702.7	39,623.3
Workover Expenses	4,324.6	0.0	0.0	4,324.6
COPAS Overhead	9,030.1	0.0	172.8	9,202.9
Investments	0.0	405.0	2,391.5	2,796.5
80% NPI Net Operating Income(1)	$14,153.0	$71.8	$1,737.7	$15,962.6
80% Net Profits Interest (NPI)(2)	$11,604.1	$22.5	$1,194.6	$12,821.2

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
Oil and gas prices were adjusted to a WTI Cushing oil price of $39.57 per Bbl and a Henry Hub natural gas price of $1.985 per MMbtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2020. The price adjustments were based on oil price differentials forecast at −$4.55 per Bbl for all properties. Oil price differentials were not escalated. Gas and NGL price differentials were forecast on a per property basis as provided by MV Partners and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by MV Partners. Expenses and investments were held constant in accordance with SEC rules and guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue, except for those Kansas producing properties that are severance tax exempt. Ad valorem taxes of 2.0% of total revenue were applied to each property as provided by MV Partners. Oil and gas conservation tax rates were applied to all Kansas properties at the applicable rates.
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
The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and eastern Colorado. The following is a summary of the approximate acreage of the underlying properties at December 31, 2020.
	Gross	Net
	(acres)
Developed Acreage:
El Dorado Area	15,205	15,193
Northwest Kansas Area	11,565	11,520
Other	20,030	16,382
Total	46,800	43,095
Undeveloped Acreage:	—	—
The following is a summary of the producing wells on the underlying properties as of December 31, 2020:
	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	747	735	64	9	811	744
Natural gas	3	2	1	—	4	2
Total	750	737	65	9	815	746
The following is a summary of the number of developmental wells drilled by MV Partners on the underlying properties during the last three years. MV Partners did not drill any exploratory wells during the periods presented.
	Year Ended December 31,
	2018		2019		2020
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	1	1	6	6	1	1
Natural gas wells	—	—	—	—	—	—
Non-productive	—	—	2	2	0	0
Total	1	1	8	8	1	1
During the years ended December 31, 2018, 2019 and 2020, MV Partners drilled, completed and commenced production with respect to 1, 6 and 1 wells, respectively, on the underlying properties. As of December 31, 2020, no wells were being drilled. Capital expenditures associated with converting proved undeveloped reserves to proved developed reserves for the year ended December 31, 2020, were $56,000. MV Partners continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Planned Development and Workover Program.”
The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Sales volumes for natural gas liquids during the periods presented were not significant.

	Year Ended December 31,
	2018	2019	2020
Sales prices:
Oil (per Bbl)	$60.56	$51.34	$37.18
Natural gas (per Mcf)	$2.27	$2.03	$1.47
Lease operating expense (per Boe)	$20.03	$19.53	$17.91
Lease maintenance (per Boe)	$3.76	$5.38	$2.63
Lease overhead (per Boe)	$4.36	$4.50	$4.35
Production and property taxes (per Boe)	$1.38	$1.52	$1.18
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
Vess Oil and Murfin Drilling, as contract operators, generally sell production from the underlying properties to several purchasers, including MV Purchasing, LLC, which we refer to herein as “MV Purchasing,” under short-term arrangements using market sensitive pricing. MV Purchasing is majority owned by the indirect equity owners of MV Partners. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Two purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2018, 2019 and 2020, MV Purchasing purchased 76%, 75% and 73%, respectively, of the production sold from the underlying properties. MV Partners does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser’s failure to pay for purchased crude oil could have a significant adverse impact on MV Partners’ business.
Oil production is typically transported by truck from the field to the closest gathering facility or refinery. MV Partners sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by MV Partners for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2018, 2019 and 2020 was $4.96, $4.81 and $4.25 per barrel, respectively.
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
Sale and Abandonment of Underlying Properties
MV Partners and any transferee of any of the underlying properties will have the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between MV Partners and the trust in determining whether a well is capable of producing in commercially paying quantities, MV Partners is required under the conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. For the years ended December 31, 2018, 2019 and 2020, MV Partners plugged and abandoned 10, 15 and 9 wells, respectively, based on its determination that such wells were no longer economical to operate or restore to production.
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
Title to Properties
The underlying properties are subject to certain burdens that are described in more detail below. To the extent that these burdens and obligations affect MV Partners’ rights to production and the value of production from the underlying properties, they have been taken into account in calculating the trust’s interests and in estimating the size and the value of the reserves attributable to the underlying properties.
MV Partners’ interests in the underlying properties are typically subject, in one degree or another, to one or more of the following:
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
FERC Regulation
Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the Federal Energy Regulatory Commission, or FERC, under the Natural Gas Act of 1938, or NGA, the Natural Gas Policy Act of 1978, or NGPA, and regulations issued under those statutes. Over the last two decades, the FERC has issued orders and adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or “unbundle,” into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these and other regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by the United States Congress and/or the courts.
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
Waste Handling.   The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. In December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. The EPA fulfilled its obligation under the consent decree by issuing a determination on April 23, 2019 that revisions to existing RCRA Subtitle D regulations governing oil and natural gas wastes are not necessary, along with a report supporting that determination. Any future change in the exclusion for such wastes could potentially result in an increase in the cost of managing and disposing of those wastes.

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
Water Discharges.   The federal Clean Water Act, or CWA, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States and waters of the state, respectively. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. The discharge of wastewater from most onshore oil and gas activities exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly owned treatment works, or POTW. Unconventional extraction facilities are in certain circumstances allowed by federal regulations to send wastewater to an off-site private centralized wastewater treatment, or CWT, facility in most circumstances. CWT facilities can either discharge treated water diretly to surface waters or send it to a POTW. In 2018, the EPA concluded a study of the treatment and discharge of oil and gas wastewater that could lead to changes in requirements for discharge of produced water under federal regulations, including more stringent requirements or a prohibition on discharge of produced water from CWT facilities. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.
The discharge of dredge and fill material in waters of the United States, including wetlands, is also prohibited unless authorized by a permit issued by the U.S. Army Corps of Engineers, or ACE. CWA Section 401 provides that the applicant for an individual Section 404 ACE permit for the discharge of dredge and fill material must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances, this process could result in delay in issuance of the permit, more stringent permit requirements, or denial of the permit.
How the EPA and the ACE define “waters of the United States,” or WOTUS, can impact MV Partners’ regulatory and permitting obligations under the CWA. The EPA and the ACE promulgated rules defining the scope of WOTUS that became effective in September 2015. On October 22, 2019, the EPA and the ACE published a final rule that repealed the 2015 definition of WOTUS and recodified longstanding regulatory definitions of WOTUS that existed prior to the 2015 rule to promote regulatory consistency across the United States. On April 21, 2020, the EPA and the ACE issued a revised regulation (“2020 rule”) that narrowed the definition from the 2015 rule. Litigation has been filed on the 2020 rule, but it is effective in all jurisdictions. In January 2021, President Biden issued an Executive Order announcing that the new administration would review the 2020 rule, and the administration has asked that litigation on the 2020 rule be stayed while it considers how to proceed.. To the extent that MV Partners must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other waters of the United States, MV Partners could face increased costs and delays associated with obtaining such permits under any broader definition of WOTUS that expands the scope of CWA jurisdiction.
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
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012, the EPA adopted federal New Source Performance Standards that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels.
The EPA is also charged with establishing National Ambient Air Quality Standards, or NAAQS, the implementation of which can indirectly impact MV Partners’ operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. The new administration will have an opportunity to revisit the ozone NAAQS. State or federal implementation of the NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit MV Partners’ ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.
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

In December 2015, the EPA finalized rules that added new sources to the scope of its GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain new, modified or reconstructed oil and gas facilities, including production, processing, transmission and storage activities, or the Methane Rule. Following the November 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2020 final rule that eliminated the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other, non-methane pollutants. However, on January 20, 2021, President Biden issued an executive order calling on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding those 2020 amendments to the Methane Rule by September 2021. That same order directs the EPA to propose new rules to establish standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments, by September 2021. The ultimate fate of the Methane Rule and any related requirements for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require MV Partners to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.
Laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on the future operations of MV Partners if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. More recently, activists concerned about the potential effects of climate change have pressured financial institutions and other sources of capital to restrict investment in oil and gas activities which could make it more difficult to secure funding for oil and gas exploration and production. In addition to potential impacts on MV Partners’ operations directly or indirectly resulting from climate-change legislation or regulations, MV Partners’ operations also could be negatively affected by climate-change related physical changes or changes in weather patterns including drought and severe storms. At this time, it is not possible to estimate accurately how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of MV Partners.
At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, plans were formally announced for the U.S. to withdraw from the Paris Agreement, and the U.S.’s withdrawal from the Paris Agreement took effect on November 4, 2020. On January 20, 2021, President Biden issued an executive order commencing the process to reenter the Paris Agreement, although the emissions pledges in connection with that effort have not yet been updated. The U.S. formally rejoined the Paris Agreement in February 2021. The Trust cannot predict whether re-entry into the Paris Agreement or pledges made in connection therewith will result in new regulatory requirements or whether such requirements will cause MV Partners to incur material costs.
In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. A preliminary list must be provided to the Office of Management and Budget within 30 days of the order. Regulations specifically mentioned for review and possible suspension, revision or rescission include the Methane Rule, and the EPA was ordered to, among other things, propose new regulations to establish comprehensive standards for performance and emission guidelines for methane from existing oil and gas operations by September 2021. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increased in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” Various recommendations from the Working Group are due beginning June 1, 2021 and final recommendations no later than January 2022.
The adoption and implementation of regulations imposing reporting obligations on, or limiting emissions of GHGs from, MV Partners’ equipment and operations could require MV Partners to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas it produces. Legislation or regulations that may be adopted to address climate change could also affect the markets for MV Partners’ products by making its products more or less desirable than competing sources of energy. To the extent that its products are competing with higher GHG-emitting energy sources, MV Partners’ products may become more desirable in the market with more stringent limitations on GHG emissions. To the extent that its products are competing with lower GHG-emitting energy, MV Partners’ products may become less desirable in the market with more stringent limitations on greenhouse gas emissions. MV Partners cannot predict with any certainty at this time how these possibilities may affect its operations.
The operations of the underlying properties are not adversely impacted by the current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of the properties.
Endangered Species Act.   The federal Endangered Species Act, or ESA, restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the underlying properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. On August 27, 2019, the U. S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. In January 2021, President Biden issued an Executive Order announcing that the new administration would initiate a review of the 2019 amendments to the ESA rules. The designation of previously unidentified endangered or threatened species could cause MV Partners to incur additional costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the underlying properties. While some of MV Partners’ facilities or leased acreage may be located in areas that are designated as habitat for endangered or threatened species, MV Partners believes that it is in substantial compliance with the ESA.
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
MV Partners believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the trust unitholders. For instance, MV Partners did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2018, 2019 and 2020. Additionally, MV Partners has informed the trust that MV Partners is not aware of any environmental issues or claims that will require material capital expenditures during 2021. However, there is no assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on the operations of the underlying properties and cash distributions to trust unitholders.

Item 1A. Risk Factors.
Operating Risks
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

•
the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

•
the actions of OPEC and other foreign, oil-exporting countries;

•
regional, domestic and foreign levels of supply of and demand for oil, natural gas and natural gas liquids;

•
U.S. and worldwide economic conditions;

•
the price and availability of alternative fuels;

•
the proximity to, and capacity of, refineries and gathering and transportation facilities;

•
governmental regulations and taxation; and

•
energy conservation and environmental measures.

Crude oil prices have been volatile during the last several years, and in 2020 ranged from a high of $63.27 to a low of $(37.63). The NYMEX crude oil spot prices per Bbl were $45.41, $61.06 and $48.52 as of December 31, 2018, 2019 and 2020, respectively. Neither MV Partners nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of MV Partners and the financial condition of the trust could be materially and adversely affected.
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
The ongoing COVID-19 pandemic and related economic turmoil have affected and could continue to adversely affect proceeds to the Trust and quarterly cash distributions to unitholders.
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020 and continuing through the beginning of 2021. The ongoing COVID-19 outbreak has reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic has resulted in widespread adverse impacts on the global economy, and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases.
Furthermore, the impact of the pandemic, including a resulting reduction in demand for oil and natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of OPEC, has led to significant global economic contraction generally and in the oil and gas industry in particular, which experienced a significant downturn during 2020 and into 2021. Although OPEC and its allies have since agreed to specified production cuts, crude oil prices have remained depressed as a result of an increasingly utilized global storage network and the decrease in crude oil demand due to COVID-19. Oil and natural gas prices are expected to continue to be volatile as a result of the near-term production increases and the ongoing COVID-19 outbreak and as changes in oil and natural gas inventories, industry demand and national and economic performance are reported, and the trust cannot predict when prices will improve and stabilize. The trust cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on MV Partners’ business, financial condition and results of operations or on proceeds to the trust and the trust’s reserves and quarterly cash distributions to unitholders due to numerous uncertainties.
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
The ultimate impact of COVID-19 will depend on future developments, which are highly uncertain, difficult to predict and largely outside of the trust’s control, including, among others, the continued spread, duration and severity of the pandemic outbreak; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks; the consequences of governmental and other measures designed to prevent the spread of the virus; the development of effective treatments; actions taken by governmental authorities, MV Partners’ customers and other third parties; workforce availability; and the timing and extent to which normal economic and operating conditions resume.
To the extent COVID-19 adversely affects production from the underlying properties or the business, results of operations and financial condition of the operators of the underlying properties, it may also have the effect of heightening many of the other risks described in this Form 10-K.

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
The estimated reserves attributable to the net profits interest and the estimated future net revenues attributable to the net profits interest are based on estimates of reserve quantities and revenues for the underlying properties. See “Item 1. Business — Description of the Underlying Properties — Reserves” for a discussion of the method of allocating proved reserves to the underlying properties and the net profits interest. The quantities of reserves attributable to the underlying properties and the net profits interest may decrease in the future as a result of future decreases in the price of oil, natural gas or natural gas liquids.
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

Interruptions in production could have a material adverse effect on the trust’s financial condition, results of operations and cash flows, and could reduce the amount of cash distributions to unitholders.
Shortages or increases in costs of oil field equipment, services and qualified personnel available to MV Partners could reduce the amount of cash available for distribution to the trust unitholders.
The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. As part of its development plan for the underlying properties, MV Partners expects to drill 5 development wells and conduct recompletion and workover operations on existing wells included in the underlying properties over the five years ending December 31, 2025. See “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Planned Development and Workover Program” for a description of MV Partners’ development plans. Shortages of field personnel and equipment or price increases could significantly decrease the amount of cash available for distribution to the trust unitholders or restrict the ability of MV Partners to drill the wells and conduct the operations which it currently has planned for the underlying properties.
Financial Risks
The reserves attributable to the underlying properties are depleting assets and production from those reserves will diminish over time. Furthermore, the trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production.
The net proceeds payable to the trust from the net profits interest are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves attributable to the underlying properties will decline over time. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. Based on the estimated production volumes in the reserve report, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average annual rate of approximately 16.1% over the next 20 years assuming no additional developmental drilling or other capital expenditures are made after 2025 on the underlying properties. The anticipated rate of decline is an estimate and actual decline rates may vary from those estimated. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest).
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
Production and development costs on the underlying properties are deducted in the calculation of the trust’s share of net proceeds. In addition, production and property taxes, capital expenditures or post-production costs are deducted in the calculation of the trust’s share of net proceeds. Accordingly, higher production and development expenses, taxes, capital expenditures and post-production costs will directly decrease the amount of cash received by the trust in respect of its net profits interest. For a summary of these costs for the last three years, see “Item 1. Business — Description of the Underlying Properties — Producing Acreage and Well Counts.” Historical costs may not be indicative of future costs. In addition, cash available for distribution by the trust will be further reduced by the trust’s general and administrative expenses.
If development and production costs of the underlying properties exceed the proceeds of production from the underlying properties, the trust will not receive net proceeds from those properties until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs. If annual cash proceeds received by the trust are less than $1.0 million for each of two consecutive years, then under the terms of the trust agreement, the trust would be required to dissolve.
A purchaser’s failure to pay MV Partners for purchased production could have a significant adverse impact on MV Partners, which in turn could result in MV Partners not having sufficient net proceeds attributable to the net profits interest for MV Partners to distribute cash to the trust.
A purchaser’s failure to pay for purchased production could have a significant adverse impact on MV Partners’ business, which in turn could adversely affect the trust. The recent tightening of credit in the financial markets may make it more difficult for purchasers to obtain financing and depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by such purchasers.
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
The ability of MV Partners to perform its obligations related to the operation of the underlying properties will depend on MV Partners’ future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions, collections of payments due from third parties, and upon financial, business and other factors, many of which are beyond the control of MV Partners.
Risks Related to the Structure of the Trust
The trust and the public trust unitholders have no voting or managerial rights with respect to MV Partners, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties.
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
MV Partners may at any time transfer all or part of the underlying properties. Trust unitholders are not entitled to vote on any transfer of the underlying properties, and the trust will not receive any proceeds from any such transfer, except in the limited circumstances when the net profits interest is released in connection with such transfer, in which case the trust will receive an amount equal to the fair market value of the net profits interest released. See “Business — Description of the Underlying Properties — Sale and Abandonment of Underlying Properties.” Following any material sale or transfer of any of the underlying properties, such underlying properties will continue to be subject to the net profits interest of the trust, and the net proceeds attributable to the transferred property will be calculated as part of the computation of net proceeds described in this Form 10-K. MV Partners may delegate to the transferee responsibility for all of MV Partners’ obligations relating to the net profits interest on the portion of the underlying properties transferred.
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

•
MV Partners may sell some or all of the underlying properties and such sale may not be in the best interests of the trust unitholders. In the event MV Partners sells all or any portion of the underlying properties, the purchaser of such underlying properties will acquire such underlying properties subject to the net profits interest relating thereto and, in connection therewith, such purchaser will be subject to the same standards of conduct with respect to development, operation and abandonment of such underlying properties as are imposed on MV Partners. MV Partners also has the right, subject to significant limitations as described herein, to cause the trust to release all or a portion of the net profits interest in connection with a sale of a portion of the underlying properties to which such net profits interest relates. In such an event, the trust is entitled to receive its proportionate share of the proceeds from the sale attributable to the net profits interest released. See “Business — Description of the Underlying Properties — Sale and Abandonment of Underlying Properties.”

In addition, affiliates of MV Partners may engage in activities whereby such affiliates could have interests that conflict with the interests of MV Partners, which could, depending on the circumstances, negatively impact MV Partners’ business.
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
The business and affairs of the trust are managed by the trustee. The voting rights of a trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of trust unitholders or for an annual or other periodic re-election of the trustee. The trust agreement provides that the trustee may only be removed and replaced by the holders of a majority of the outstanding trust units at a special meeting of trust unitholders called by either the trustee or the holders of not less than 10% of the outstanding trust units. MV Energy and VAP-I, LLC (“VAP-I”) collectively own 25% of the outstanding trust units. As a result, it will be difficult to remove or replace the trustee, particularly without the approval of the members of MV Partners.
Risks Related to Ownership of the Trust Units
The disposal by the two members of MV Partners of their remaining trust units may reduce the market price of the trust units.
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

If they sell additional trust units or exchange trust units in connection with acquisitions, then additional trust units will be available for sale in the market. The sale of additional trust units may reduce the market price of the trust units. MV Partners and the trust have entered into a registration rights agreement pursuant to which the trust has agreed to file a registration statement or a shelf registration statement to register the resale of the remaining trust units held by MV Partners and any transferee of the trust units upon request by such holders. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Registration Rights.”
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
Legal, Environmental and Regulatory Risks
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
Strict, joint and several liability may be imposed under certain environmental laws, which could cause liability for the conduct of others or for the consequences of one’s own actions that were in compliance with all applicable laws at the time those actions were taken. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If it were not possible to recover the resulting costs through insurance or increased revenues, this could have a material adverse effect on the cash distributions to the trust unitholders. Please read “Item 1. Business — Description of the Underlying Properties — Regulation — Environmental Matters and Regulation” for more information.
Governmental authorities may enact climate change regulations that could increase MV Partners’ costs to operate and, therefore, adversely affect distributions to the trust unitholders.
From time to time, the U.S. Congress has considered legislation directed at reducing greenhouse gas emissions. The EPA has proposed rules to regulate greenhouse gases and regional initiatives have formed to control greenhouse gases. Additionally, the states in which MV Partners operates may implement air pollution control regulations that are more stringent than existing and proposed federal regulations, in particular the regulation of emissions of greenhouse gases. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect MV Partners’ operations and, therefore, distributions to the trust unitholders.
Regulation of greenhouse gases and climate change could adversely affect trust distributions.
Some scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases, including carbon dioxide and methane, may be contributing to the warming of the Earth’s atmosphere and other climatic changes. In response to such studies, the issue of climate change and the effect of greenhouse gas emissions, in particular emissions from fossil fuels, is attracting increasing attention worldwide. Legislative and regulatory measures to address concerns that emissions of greenhouse gases are contributing to climate change are in various phases of discussions or implementation at the international, national, regional and state levels.
In response to findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act. These regulations include limits on tailpipe emissions from motor vehicles and pre-construction and operating permit requirements for certain large stationary sources. The EPA also has adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis. Regulations promulgated under the Clean Air Act may require MV Partners to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.
At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. The U.S. withdrew from the Paris Agreement effective on November 4, 2020, but formally rejoined the Paris Agreement in February 2021. The Trust cannot predict whether re-entry into the Paris Agreement or pledges made in connection therewith will result in new regulatory requirements or whether such requirements will cause MV Partners to incur material costs.
In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. Regulations specifically mentioned for review and possible suspension, revision or rescission include the Methane Rule, and the EPA was ordered to, among other things, propose new regulations to establish comprehensive standards for performance and emission guidelines for methane from existing oil and gas operations by September 2021. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increased in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” Although it is not currently possible to predict how executive orders or any proposed or future state or federal greenhouse gas legislation or regulation will impact the business of MV Partners, any regulation of greenhouse gas emissions that may be imposed in areas in which MV Partners conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for MV Partners’ production.
Existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on the operations of the underlying properties and the trust if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. In addition, such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have a negative impact on the operations of the underlying properties and the trust. In addition to potential impacts on the operations of the underlying properties and the trust directly or indirectly resulting from climate change legislation or regulations, the operations of the underlying properties and the trust also could be negatively affected by climate-change-related physical changes or changes in weather patterns.
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
Laws and regulations governing exploration and production may also affect production levels. MV Partners is required to comply with federal and state laws and regulations governing conservation matters, including: provisions related to the unitization or pooling of oil and natural gas properties; the establishment of maximum rates of production from wells; the spacing of wells; the plugging and abandonment of wells; and the removal of related production equipment. These and other laws and regulations can limit the amount of oil and natural gas MV Partners can produce from its wells, limit the number of wells it can drill, or limit the locations at which it can conduct drilling operations, which in turn could negatively impact trust distributions, estimated and actual future net revenues to the trust and estimates of reserves attributable to the trust’s interests.
New laws or regulations, or changes to existing laws or regulations, may unfavorably impact MV Partners, could result in increased operating costs or have a material adverse effect on MV Partners’ financial condition and results of operations and reduce the amount of cash received by the trust. For example, Congress is currently considering legislation that, if adopted in its proposed form, would subject companies involved in oil and natural gas exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells, the elimination of certain U.S. federal tax incentives and deductions available to oil and natural gas exploration and production activities, and the prohibition or additional regulation of private energy commodity derivative and hedging activities. These and other potential regulations could increase the operating costs of the underlying properties, reduce MV Partners’ liquidity, delay MV Partners’ operations or otherwise alter the way MV Partners conducts its business, any of which could have a material adverse effect on the net profits interest and the trust’s cash flows.

Tax Risks Related to the Trust Units
The trust has not requested a ruling from the IRS regarding the tax treatment of ownership of the trust units or the tax treatment of the net profits interest. If the IRS were to determine (and be sustained in that determination) that the trust is not a grantor trust for federal income tax purposes, or that the net profits interest is not a debt instrument for federal income tax purposes, the trust unitholders may receive different and less advantageous tax treatment than that described in this Form 10-K.
Tax counsel to MV Partners advised the trust at the time of formation that, for federal income tax purposes, in its opinion MV Partners will be treated as a grantor trust and not as an unincorporated business entity. Tax counsel to MV Partners also advised the trust at the time of formation that, for federal income tax purposes, based upon representations made by MV Partners regarding the expected economic life of the underlying properties and the expected duration of the net profits interest, in its opinion the net profits interest should be treated as a “production payment” under Section 636 of the Code or otherwise as a debt instrument.
If the net profits interest were not treated as a debt instrument, or if the trust were not treated as a grantor trust, for federal income tax purposes, the tax treatment of tax items in respect of an investment in trust units may be affected. The effects of this different tax treatment may be less advantageous to trust unitholders.
Neither MV Partners nor the trustee has requested a ruling from the IRS regarding these tax questions, and neither MV Partners nor the trust can assure the trust unitholders that such a ruling would be granted if requested or that the IRS will not challenge these positions on audit. See “Item 1. Business — Federal Income Tax Matters” for more information about the various matters described under this risk factor.
Cybersecurity Risks
Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of MV Partners’ business operations.
MV Partners relies on information technology (“IT”) systems and networks in connection with its business activities, including exploration, development and production activities. MV Partners relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of MV Partners’ systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets. MV Partners has experienced, and expects to continue to experience, attempts from hackers and other third parties to gain unauthorized access to its IT systems and networks. Although prior cyber-attacks have not had a material adverse effect on MV Partners’ operations or financial performance, MV Partners may not be successful in preventing cyber-attacks or mitigating their effect. Any cyber-attack could have a material adverse effect on MV Partners’ reputation, competitive position, business, financial condition and results of operations, and could have a material adverse effect on the trust. Cyber-attacks or security breaches also could result in litigation or regulatory action, as well as significant additional expense to MV Partners to implement further data protection measures.
In addition to the risks presented to MV Partners’ systems and networks, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery to markets. A cyber-attack of this nature would be outside MV Partners’ ability to control but could have a material adverse effect on MV Partners’ business, financial condition and results of operations, and could have a material adverse effect on the trust.
Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of the Trustee’s operations.
The trustee depends heavily upon IT systems and networks in connection with its business activities. Despite a variety of security measures implemented by the trustee, events such as the loss or theft of back-up tapes or other data storage media could occur, and the trustee’s computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies.
If a cyber-attack were to occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the trustee’s computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the trust, which could result in litigation, increased costs and regulatory penalties. Although steps are taken to prevent and detect such attacks, it is possible that a cyber incident will not be discovered for some time after it occurs, which could increase exposure to these consequences.
Item 1B.   Unresolved Staff Comments.
None.
Item 2.   Properties.
Reference is made to “Item 1 — Business” and “Item 7 — Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Planned Development and Workover Program,” which are incorporated herein by reference.
Item 3.   Legal Proceedings.
Currently, there are no legal proceedings pending to which the trust is a party or of which any of its property is the subject.
Item 4.   Mine Safety Disclosures.
None.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The trust units commenced trading on the New York Stock Exchange on January 19, 2007 under the symbol “MVO.” As of March 16, 2021, the 11,500,000 units outstanding were held by 10 unitholders of record.
Each quarter, the trustee determines the amount of funds available for distribution to the trust unitholders. Available funds are the excess cash, if any, received by the trust from the net profits interest and other sources (such as interest earned on any amounts reserved by the trustee) that quarter, less the trust’s expenses for that quarter. Available funds are reduced by any cash that the trustee decides to hold as a reserve against future expenses. Quarterly cash distributions during the term of the trust are made by the trustee on or before the 25th day of the month following the end of each quarter to the trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day).
Equity Compensation Plans
The trust does not have any employees and, therefore, does not maintain any equity compensation plans.
Recent Sales of Unregistered Securities
There were no equity securities sold by the trust during the year ended December 31, 2020 that were not registered under the Securities Act of 1933, as amended, which we refer to herein as the “Securities Act.”
Purchases of Equity Securities
There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2020.
Item 6.
Selected Financial Data.

The following table sets forth selected data for the trust as of December 31, 2016, 2017, 2018, 2019 and 2020, and for the years ended December 31, 2016, 2017, 2018, 2019 and 2020 based on the audited statements of assets and trust corpus as of December 31, 2016, 2017, 2018, 2019 and 2020 and the audited statements of distributable income for the years ended December 31, 2016, 2017, 2018, 2019 and 2020.
	For the Year Ended December 31,
	2016	2017	2018	2019	2020
Net profits income	$5,498,736	$9,118,031	$17,151,136	$12,994,052	$6,790,443
Distributable income	$4,600,000	$8,280,000	$16,330,000	$12,075,000	$5,635,000
Distributions per trust unit	$0.4000	$0.7200	$1.4200	$1.0500	$0.4900
Total assets at year end	$19,540,827	$16,962,193	$14,706,311	$12,487,586	$10,583,308

Item 7.
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
The financial statements of the trust, as prepared on a modified cash basis, reflect the trust’s assets, trust corpus, earnings and distributions as follows:
(a)
Income from the net profits interest is recorded when distributions are received by the trust;

(b)
Distributions to trust unitholders are recorded when paid by the trust;

(c)
Trust general and administrative expenses (which include the trustee’s fees as well as accounting, engineering, legal and other professional fees) are recorded when paid;

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
The trust evaluates its investment in the net profits interest periodically to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceed undiscounted future net cash flows attributable to the trust’s interests in the proved oil and gas reserves of the underlying properties.

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
Comparison of Results of the Trust for the Years Ended December 31, 2020 and 2019
Income for the trust from the net profits interest was $6.8 million for the year ended December 31, 2020 compared to $13.0 million for the year ended December 31, 2019. The trustee withheld $1.2 million and $0.9 million for future trust expenses for the years ended December 31, 2020 and 2019, respectively. General and administrative expense for the trust was $0.85 million for 2020 and $0.97 million for 2019. These factors resulted in distributable income of $5.6 million, or $0.490 per unit, in 2020 compared to $12.1 million, or $1.050 per unit, in 2019.
The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the trust during the year ended December 31, 2020 substantially represented the production by MV Partners from September 2019 through August 2020, and the cash received by the trust during the year ended December 31, 2019 substantially represented the production by MV Partners from September 2018 through August 2019. MV Partners computes net proceeds quarterly on a calendar basis and distributes to the trust 80% of the aggregate of such net proceeds attributable to a computation period on or before the 25th day of the month following the computation period. As a result, for the year ended December 31, 2020, the trust’s net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2019 through September 30, 2020. For the year ended December 31, 2019, the trust’s net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2018 through September 30, 2019.

Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $8.5 million for the period from October 1, 2019 through September 30, 2020. The trust’s net profits interest (80%) of this total was $6.8 million for the year ended December 31, 2020. During the year ended December 31, 2020, MV Partners released $0.4 million during the third quarter and withheld $0.4 million during the fourth quarter from previously established cash reserves for future capital expenditures, which resulted in total cash proceeds received by the trust of $6.8 million for the year ended December 31, 2020.
Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $16.2 million for the period from October 1, 2018 through September 30, 2019. The trust’s net profits interest (80%) of this total was $13.0 million for the year ended December 31, 2019. During 2019, MV Partners did not withhold or release any dollar amounts due to the Trust from previously established cash reserves for future capital expenditures, which resulted in total cash proceeds received by the trust of $13.0 million for the year ended December 31, 2019.
The average price received for crude oil sold during 2020 was $41.44 per Bbl, while the average price received for crude oil sold during 2019 was $53.74 per Bbl. The average price received for natural gas sold during 2020 was $1.42 per Mcf, while the average price received for natural gas sold during 2019 was $2.21 per Mcf. The average prices for 2020 related to production by MV Partners from September 2019 through August 2020, and the average prices for 2019 related to production by MV Partners from September 2018 through August 2019.
The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2019 to September 30, 2020 were 530,915 Bbls of oil, 24,029 Mcf of natural gas and 239 Bbls of natural gas liquids, for a total of 535,075 Boe. The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2018 to September 30, 2019 were 572,343 Bbls of oil, 30,699 Mcf of natural gas and 238 Bbls of natural gas liquids, for a total of 577,614 Boe.
As noted above, the amounts reflected in the accompanying financial statements for the trust’s year ended December 31, 2020 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2019 through August 2020. The amounts reflected in the accompanying financial statements for the trust’s year ended December 31, 2019 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2018 through August 2019.
Comparison of Results of the Trust for the Years Ended December 31, 2019 and 2018
Income for the trust from the net profits interest was $13.0 million for the year ended December 31, 2019 compared to $17.2 million for the year ended December 31, 2018. The trustee withheld $0.9 million and $0.8 million for future trust expenses for the years ended December 31, 2019 and 2018, respectively. General and administrative expense for the trust was $0.97 million for 2019 and $0.71 million for 2018.These factors resulted in distributable income of $12.1 million, or $1.050 per unit, in 2019 compared to $16.3 million, or $1.420 per unit, in 2018.
The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the trust during the year ended December 31, 2019 substantially represented the production by MV Partners from September 2018 through August 2019, and the cash received by the trust during the year ended December 31, 2018 substantially represented the production by MV Partners from September 2017 through August 2018. MV Partners computes net proceeds quarterly on a calendar basis and distributes to the trust 80% of the aggregate of such net proceeds attributable to a computation period on or before the 25th day of the month following the computation period. As a result, for the year ended December 31, 2019, the trust’s net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2018 through September 30, 2019. For the year ended December 31, 2018, the trust’s net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2017 through September 30, 2018.

Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $16.2 million for the period from October 1, 2018 through September 30, 2019. The trust’s net profits interest (80%) of this total was $13.0 million for the year ended December 31, 2019. During 2019, MV Partners did not withhold or release any dollar amounts due to the Trust from previously established cash reserves for future capital expenditures, which resulted in total cash proceeds received by the trust of $13.0 million for the year ended December 31, 2019.
Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $21.4 million for the period from October 1, 2017 through September 30, 2018. The trust’s net profits interest (80%) of this total was $17.2 million for the year ended December 31, 2018. During 2018, MV Partners did not withhold or release any dollar amounts due to the Trust from previously established cash reserves for future capital expenditures, which resulted in total cash proceeds received by the trust of $17.2 million for the year ended December 31, 2018.
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
The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2018 to September 30, 2019 were 572,343 Bbls of oil, 30,699 Mcf of natural gas and 238 Bbls of natural gas liquids, for a total of 577,614 Boe. The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2017 to September 30, 2018 were 596,870 Bbls of oil, 43,074 Mcf of natural gas and 363 Bbls of natural gas liquids, for a total of 604,285 Boe.
As noted above, the amounts reflected in the accompanying financial statements for the trust’s year ended December 31, 2019 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2018 through August 2019. The amounts reflected in the accompanying financial statements for the trust’s year ended December 31, 2018 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2017 through August 2018.
Liquidity and Capital Resources
Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust’s only use of cash is for distributions to trust unitholders. Administrative expenses include payments to the trustee as well as an annual administrative fee to MV Partners pursuant to the administrative services agreement. Each quarter, the trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust’s expenses paid for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. As of December 31, 2020, the trustee held $505,000 as such a reserve. The trustee may cause the trust to borrow funds required to pay expenses if the trustee determines that the cash on hand and the cash to be received are insufficient to cover the trust’s liabilities. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During each of 2019 and 2020, MV Partners made no advances to the trust for trust expenses.
Income to the trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.
As further discussed below, MV Partners’ development and workover program will require MV Partners to make future capital expenditures in connection with the development, exploration and production of oil and gas. Substantially all of the underlying properties are located in mature fields and MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than increases due to increases in the general cost of oilfield services.
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
The development program that MV Partners currently intends to implement over the five years ending December 31, 2025 with respect to the underlying properties categorized as proved undeveloped reserves consists of drilling development wells, recompletion and workover projects, and polymer workovers. The development program that MV Partners currently intends to implement over the next five years with respect to the underlying properties categorized as proved developed non-producing reserves consists of well-reactivation projects, injection well-workover projects, recompletion projects, and well-workover projects.
MV Partners has undertaken 3-D seismic surveys covering several leases constituting a part of the underlying properties. These leases have over 32 undrilled offset locations of varying quality based on offset production and subsurface mapping. The 3-D data was utilized to refine the subsurface mapping with respect to the size of mapped sink holes and to define smaller structural features along the edges of the main formation reservoir. Using this data, MV Partners has scheduled the drilling of two proved undeveloped locations over the five years ending December 31, 2025. MV Partners has expanded its 3-D seismic program into other fields constituting a part of the underlying properties.
MV Partners expects total capital expenditures for the underlying properties during the five years ending December 31, 2025 will be approximately $2.8 million. Of this total, MV Partners contemplates spending approximately $0.9 million to drill development wells in project areas and approximately $1.9 million for recompletion and workovers of existing wells. MV Partners expects that these capital projects will add production that will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties. The trust is not directly obligated to pay any portion of any capital expenditures made with respect to the underlying properties; however, capital expenditures made by MV Partners with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under “Item 1. Business—Computation of Net Proceeds—Net Profits Interest”) share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest, which will have a corresponding effect on cash available for distribution to unitholders. As the cash received by the trust in respect of the net profits interest will be reduced by the trust’s pro rata share of these capital expenditures, MV Partners expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.
MV Partners, as the operator of the underlying properties, is entitled to make all determinations related to capital expenditures with respect to the underlying properties, and there are no limitations on the amount of capital expenditures that MV Partners may incur with respect to the underlying properties, except as described above under “Item 1. Business—Computation of Net Proceeds—Net Profits Interest.” As the trust unitholders would not be expected to fully realize the benefits of capital expenditures made with respect to the underlying properties toward the end of the term of the trust, during each twelve-month period beginning on the later to occur of (1) June 30, 2023, and (2) the time when 13.2 MMBoe have been produced from the underlying properties and sold (which is the equivalent of 10.6 MMBoe in respect of the net profits interest), capital expenditures that may be taken into account in calculating net proceeds attributable to the net profits interest will be limited to the average annual capital expenditures during the preceding three years, as adjusted for inflation. See “Item 1. Business—Computation of Net Proceeds—Net Profits Interest.”
Contractual Obligations
As of December 31, 2020, the trust had no obligations or commitments to make future contractual payments other than the administrative services fee and trustee fee payable to MV Partners and the trustee, respectively. See “Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note G—Related Party Transactions.”
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk.

The trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8.   Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Trustee and Unitholders
MV Oil Trust
Opinion on the financial statements
We have audited the accompanying statements of assets and trust corpus of MV Oil Trust (the “Trust”) as of December 31, 2019 and 2020, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2019 and 2020, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2020, in conformity with the modified cash basis of accounting described in Note B to the financial statements.
Basis of accounting
As described in Note B to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Trustee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Grant Thornton LLP
We have served as the Trust’s auditor since 2006.
Oklahoma City, Oklahoma
March 16, 2021

MV OIL TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS
	December 31,
	2019	2020
ASSETS
Cash and cash equivalents	$201,736	$504,571
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(38,097,825)	(40,304,938)
Total assets	$12,487,586	$10,583,308
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at December 31, 2019 and 2020	$12,487,586	$10,583,308
STATEMENTS OF DISTRIBUTABLE INCOME
	Year ended December 31,
	2018	2019	2020
Income from net profits interest	$17,151,136	$12,994,052	$6,790,443
Cash on hand used (withheld) for Trust expenses	(106,984)	54,135	(302,835)
General and administrative expense(1)	(714,152)	(973,187)	(852,608)
Distributable income	$16,330,000	$12,075,000	$5,635,000
Distributions per Trust unit (11,500,000 Trust units issued and outstanding for 2018, 2019 and 2020)	$1.420	$1.050	$0.490

(1)
Includes $72,046, $98,944 and $102,902 paid to MV Partners, LLC and $150,000, $150,000, and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2018, 2019 and 2020, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS
	Year ended December 31,
	2018	2019	2020
Trust corpus, beginning of year	$16,962,193	$14,706,311	$12,487,586
Income from net profits interest	17,151,136	12,994,052	6,790,443
Cash distributions	(16,330,000)	(12,075,000)	(5,635,000)
Trust expenses	(714,152)	(973,187)	(852,608)
Amortization of net profits interest	(2,362,866)	(2,164,590)	(2,207,113)
Trust corpus, end of year	$14,706,311	$12,487,586	$10,583,308
The accompanying notes are an integral part of these statements.

MV Oil Trust
NOTES TO FINANCIAL STATEMENTS
NOTE A — ORGANIZATION OF THE TRUST
MV Oil Trust (the “Trust”) is a statutory trust formed on August 3, 2006, under the Delaware Statutory Trust Act pursuant to a Trust Agreement (the “Trust Agreement”) among MV Partners, LLC (“MV Partners”), as trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”).
The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders pursuant to a conveyance from MV Partners to the Trust. The term net profits interest is an interest in underlying properties consisting of MV Partner’s net interests in all of its oil and natural gas properties located in the Mid-Continent region in the states of Kansas and Colorado (the “underlying properties”). These oil and gas properties include approximately 800 producing oil and gas wells.
The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (MMBoe) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s 80% net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2020, cumulatively, since inception, the Trust has received payment for approximately 9.8 MMBoe (unaudited). The trust will dissolve prior to its termination if:
(a)
the trust sells the net profits interest;

(b)
annual cash proceeds received by the trust are less than $1.0 million for each of two consecutive years;

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
NOTE B — TRUST ACCOUNTING POLICIES
A summary of the significant accounting policies of the Trust follows.
1. Basis of accounting
The Trust uses the modified cash basis of accounting to report receipts by the Trust of the net profits interest and payments of expenses incurred. The net profits interest represents the right to receive revenues (oil, gas and natural gas liquid sales) less direct operating expenses (lease operating, maintenance and overhead expenses and production and property taxes) and an adjustment for lease equipment cost and lease development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)) of the underlying properties times 80% (term net profits interest percentage). Actual cash receipts may vary due to timing delays of actual cash receipts from the property operators or purchasers and due to wellhead and pipeline volume balancing agreements or practices. The actual cash distributions of the Trust will be made based on the terms of the conveyance creating the Trust’s net profits interest.

The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust’s assets, Trust corpus, and distributable income as follows:
(a)
Income from net profits interest is recorded when distributions are received by the Trust;

(b)
Distributions to Trust unitholders are recorded when paid by the Trust;

(c)
Trust general and administrative expenses (which include the Trustee’s fees as well as accounting, engineering, legal and other professional fees) are recorded when paid;

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
The Trust evaluates its investment in the net profits interest periodically to determine whether its aggregate value has been impaired below its total capitalized cost based on the underlying properties. The Trust will provide a write-down to its investment in the net profits interest if and when total capitalized costs, less accumulated amortization, exceed undiscounted net future cash flows attributable to the Trust’s interests in the proved oil and gas reserves of the underlying properties.

While these statements differ from financial statements prepared in accordance with U.S. GAAP, the modified cash basis of reporting income and distributions is considered most meaningful because quarterly distributions to the Trust unitholders are based on net cash receipts.
This comprehensive basis of accounting other than generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”) as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
No new accounting pronouncements have been adopted or issued during the year ended December 31, 2020 that would impact the financial statements of the Trust.
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
Significant estimates affecting these financial statements include estimates of proved oil and gas reserves, which are used to compute the Trust’s amortization of net profits interest.
NOTE C — NET PROFITS INTEREST
The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and is calculated as follows:
Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

NOTE D — INCOME FROM NET PROFITS INTEREST
	Year ended December 31,
	2018	2019	2020
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$21,438,920	$16,242,566	$8,488,053
Times net profits interest over the term of the Trust	80%	80%	80%
Income from net profits interest before reserve adjustments	17,151,136	12,994,052	6,790,443
MV Partners reserve for future capital expenditures(2)	—	—	—
Income from net profits interest(3)	$17,151,136	$12,994,052	$6,790,443

(1)
Pursuant to the conveyance of the net profits interest, direct operating expenses, lease equipment and development costs are deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the conveyance of the net profits interest, MV Partners can reserve up to $1,000,000 for future exploration, development, maintenance or operating expenditures at any time. The reserve balance was $1,000,000 at December 31, 2018, 2019 and 2020, respectively.

(3)
The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production; thus, the cash received by the Trust during the year ended December 31, 2018 substantially represents the production by MV Partners from September 2017 through August 2018 and the cash received by the Trust during the year ended December 31, 2019 substantially represents the production by MV Partners from September 2018 through August 2019 and the cash received by the Trust during the year ended December 31, 2020 substantially represents the production by MV Partners from September 2019 through August 2020.

For the years ended December 31, 2018, 2019 and 2020, MV Purchasing, LLC, which we refer to herein as “MV Purchasing,” purchased 76%, 75% and 73%, respectively, of the production sold from the underlying properties. MV Purchasing is majority owned by the indirect equity owners of MV Partners. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.
NOTE E — INCOME TAXES
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
NOTE F — DISTRIBUTIONS TO UNITHOLDERS
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

Date paid	Period covered	Distribution per unit	Reserve released (established)(1)
January 25, 2018	October 1, 2017 through December 31, 2017	$0.220	$—
April 25, 2018	January 1, 2018 through March 31, 2018	$0.365	—
July 25, 2018	April 1, 2018 through June 30, 2018	$0.420	—
October 25, 2018	July 1, 2018 through September 30, 2018	$0.415	—
January 25, 2019	October 1, 2018 through December 31, 2018	$0.315	$—
April 25, 2019	January 1, 2019 through March 31, 2019	$0.215	—
July 25, 2019	April 1, 2019 through June 30, 2019	$0.305	—
October 25, 2019	July 1, 2019 through September 30, 2019	$0.215	—
January 24, 2020	October 1, 2019 through December 31, 2019	$0.190	$—
April 24, 2020	January 1, 2020 through March 31, 2020	$0.205	—
July 24, 2020	April 1, 2020 through June 30, 2020	$0.000(2)	440,532
October 23, 2020	July 1, 2020 through September 30, 2020	$0.095	(440,532)

(1)
Pursuant to the conveyance of the net profits interest, MV Partners can reserve up to $1,000,000 for future exploration, development, maintenance or operating expenditures at any time.

(2)
There was no quarterly distribution during the third quarter of 2020 to Trust unitholders, as the revenue collected by MV Partners from April 1, 2020 through June 30, 2020 was not sufficient to cover the costs paid during the period. MV Partners released $440,532 from the reserve for future expenditures to cover the deficit. The reserve was reestablished during the fourth quarter of 2020.

NOTE G — RELATED PARTY TRANSACTIONS
The Trust has entered into an administrative services agreement with MV Partners that obligates the Trust, throughout the term of the Trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the Trust relating to the net profits interest. The annual fee was a total of $96,062, $99,904 and $103,901 for 2018, 2019 and 2020, respectively, which will increase by 4% each year. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and MV Partners.
The Trust has entered into a Trust Agreement with the Trustee that obligates the Trust, throughout the term of the Trust, to pay to the Trustee a quarterly fee. The annual fee was a total of $150,000 for each of 2018, 2019 and 2020. The Trust Agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of a majority of the Trust unitholders.
NOTE H — ADVANCE FOR TRUST EXPENSES
Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2018, 2019 and 2020, the Trust did not borrow any money, and there were no prior borrowings that had not been repaid. Since the Trust uses the modified cash basis of accounting, a liability has not been recorded for any advances from MV Partners. The net advance is shown as an addition to Trust Corpus when the borrowing is made and is shown as a reduction to Trust Corpus when it is repaid.
MV Partners provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.
NOTE I — OTHER EVENTS
Subsequent event
The first quarterly distribution for 2021 was $1,265,000, or $0.110 per Trust unit, and was made on January 25, 2021 to Trust unitholders owning Trust units as of January 15, 2021. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2020 through December 31, 2020.

NOTE J — DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)
The Trust is required to disclose proved reserves in accordance with the SEC’s reporting rules, which require that the average, first-day-of- the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2018, 2019 and 2020 has been presented in accordance with these rules.
Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2018, 2019 and 2020 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the managers of MV Partners who operate the underlying properties, in accordance with the SEC’s rules and definitions. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” and “proved undeveloped” crude oil, natural gas, and natural gas liquids reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.
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
ESTIMATED QUANTITIES OF OIL AND GAS RESERVES
	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)	Total (Boe)
Proved reserves
Balance at December 31, 2017	3,985,256	259,083	5,799	4,032,206
Revisions of previous estimates	266,433	(52,080)	(663)	257,322
Production	(590,885)	(43,770)	(352)	(598,409)
Balance at December 31, 2018	3,660,804	163,233	4,784	3,691,119
Revisions of previous estimates	(92,603)	(53,659)	(2,519)	(103,183)
Production	(572,582)	(26,336)	(295)	(577,163)
Balance at December 31, 2019	2,995,619	83,238	1,970	3,010,773
Revisions of previous estimates	(675,943)	(39,480)	(1,207)	(683,308)
Production	(518,734)	(25,362)	(109)	(523,031)
Balance at December 31, 2020	1,800,942	18,396	654	1,804,434

	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)	Total (Boe)
Proved developed reserves
December 31, 2017	3,403,562	259,083	5,799	3,450,512
December 31, 2018	3,202,010	163,233	4,784	3,232,325
December 31, 2019	2,687,298	83,238	1,970	2,702,451
December 31, 2020	1,641,394	18,396	654	1,644,886
Proved undeveloped reserves
December 31, 2017	581,694	—	—	581,694
Proved undeveloped reserves converted to proved developed reserves by drilling	(181,694)	—	—	(181,694)
Additional proved undeveloped reserves added during 2018	65,734	—	—	65,734
Proved undeveloped reserves removed from drilling plan	(6,991)			(6,991)
Revisions of previous estimates	56	—	—	56
December 31, 2018	458,794	—	—	458,794
Proved undeveloped reserves converted to proved developed reserves by drilling	(177,697)	—	—	(177,697)
Additional proved undeveloped reserves added during 2019	27,366	—	—	27,366
Proved undeveloped reserves removed from drilling plan	—	—	—	—
Revisions of previous estimates	(142)	—	—	(142)
December 31, 2019	308,322	—	—	308,322
Proved undeveloped reserves converted to proved developed reserves by drilling	(27,049)	—	—	(27,049)
Additional proved undeveloped reserves added during 2020	8,186	—	—	8,186
Proved undeveloped reserves removed from drilling plan	(120,650)	—	—	(120,650)
Revisions of previous estimates	(9,260)	—	—	(9,260)
December 31, 2020	159,548	—	—	159,548

The Trust recognized net reductions to reserves for its share of MV Partners’ total during 2018 associated with the production of properties of 598,409 Boe. The Trust recognized net increases to reserves of 58,743 Boe as a result of changes in the development plan. The net reductions were offset with an increase in reserves of 198,579 Boe as a result of positive revisions due to higher commodity prices during 2018.
The Trust recognized net reductions to reserves for its share of MV Partners’ total during 2019 associated with the production of properties of 577,163 Boe. The Trust recognized net increases to reserves of 27,366 Boe as a result of changes in the development plan. Additional reductions to reserves of 130,549 Boe were a result of negative revisions due to lower commodity prices during 2019.
The Trust recognized net reductions to reserves for its share of MV Partners’ total during 2020 associated with the production of properties of 523,031 Boe. The Trust recognized net decreases to reserves of 112,464 Boe as a result of changes in the development plan. Additional reductions to reserves of 570,844 Boe were a result of negative revisions due to lower commodity prices during 2020.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES
Estimates of future net cash flows from proved reserves of crude oil, natural gas, and natural gas liquids are computed using the average, first-day- of-the-month price during the 12-month period for 2018, 2019 and 2020.
	2018	2019	2020
Future cash inflows	$222,280,250	$153,422,338	$63,107,344
Future costs
Production	(107,850,519)	(86,214,240)	(44,907,531)
Development	(6,012,640)	(4,195,800)	(2,237,200)
Future net cash flows	108,417,091	63,012,298	15,962,613
Less 10% discount factor	(28,492,547)	(14,613,176)	(3,141,451)
Standardized measure of discounted future net cash flows	$79,924,544	$48,399,122	$12,821,162
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES
	2018	2019	2020
Standardized measure at beginning of year	$51,405,822	$79,924,544	$48,399,122
Net proceeds to the Trust	(17,151,136)	(12,994,052)	(6,790,443)
Net changes in price and production costs	32,980,714	(24,930,850)	(29,767,790)
Changes in estimated future development costs	(1,014,730)	(491,282)	1,385,798
Development costs incurred during the year	1,902,600	2,022,434	284,000
Revisions of quantity estimates	6,232,157	(1,517,858)	(5,317,854)
Accretion of discount	5,140,582	7,992,454	4,839,912
Changes in production rates, timing and other(1)	428,535	(1,606,434)	(211,583)
Standardized measure at end of year	$79,924,544	$48,399,122	$12,821,162

(1)
The Trust’s changes in standardized measure of discounted future net cash flows attributable to production rates, timing and other primarily represents changes in the Trust’s estimates of when proved reserve quantities will be realized. During the years ended December 31, 2018, 2019 and 2020, the operator changed its development drilling capital plans, which had the effect of altering the estimated timing of development and then the ultimate realization of undeveloped proved reserves.

The average, first-day-of-the-month price during the 12-month period for 2018, 2019 and 2020 used in determining future net revenues related to the standardized measure calculation are as follows:
	2018	2019	2020
Oil (per Bbl)	$60.56	$51.14	$35.02
Gas (per Mcf)	$2.81	$2.12	$1.64
NGL (per Bbl)	$25.78	$25.51	$12.62

NOTE K — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
	Summarized Quarterly Results Three months ended
	March 31	June 30	September 30	December 31
	(All numbers in thousands except per unit amounts)
2019:
Income from net profits interest	$3,819	$2,649	$3,681	$2,845
Distributable income	$3,623	$2,473	$3,508	$2,473
Distributions per unit	$0.3150	$0.2150	$0.3050	$0.2150
2020:
Income from net profits interest	$2,426	$3,222	$0	$1,142
Distributable income	$2,185	$2,358	$0	$1,093
Distributions per unit	$0.1900	$0.2050	$0.0000	$0.095

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
As of the end of the period covered by this report, the trustee carried out an evaluation of the trust’s disclosure controls and procedures. Elaina Rodgers, as Trust Officer of the trustee, has concluded that the disclosure controls and procedures of the trust are effective.
Due to the contractual arrangements of (i) the trust agreement and (ii) the conveyance of the net profits interest, the trustee relies on (A) information provided by MV Partners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the trust’s independent reserve engineers. See “Item 1A. Risk Factors — The trust and the public trust unitholders have no voting or managerial rights with respect to MV Partners, the operator of the underlying properties. As a result, public trust unitholders have no ability to influence the operation of the underlying properties” in this Form 10-K, and “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of certain risks relating to these arrangements and reliance on information when reported by MV Partners to the trustee and recorded in the trust’s results of operations.
Changes in Internal Control Over Financial Reporting.   During the fourth quarter ended December 31, 2019, there has been no change in the trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee’s internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.
Trustee’s Report on Internal Control Over Financial Reporting.   The trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), by the trust. The trust’s internal control over financial reporting is a process designed under the supervision of the trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the trust’s financial statements for external purposes in accordance with the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, which is a comprehensive basis of accounting other than generally accepted accounting principles.
As of December 31, 2020, the trustee assessed the effectiveness of the trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2020, based on those criteria.
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
Item 11.
Executive Compensation.

During the years ended December 31, 2020, 2019 and 2018, the trustee received compensation from the trust in the amount of $150,000 each year. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 16, 2021 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.
Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
MV Energy, LLC(2)	2,875,000	25.0%
VAP-I, LLC(2)	1,437,500	12.5%
Robert J. Raymond(3)	1,016,114	8.8%

(1)
Based on 11,500,000 trust units outstanding as of March 16, 2021.

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

(3)
The information is based on a Schedule 13G dated February 8, 2019 filed jointly by Robert J. Raymond (“Raymond”), RR Advisors, LLC (“Advisors”), RCH Black Fund GP, L.P. (“RCH GP”), and RCH Black Fund, L.P. (“RCH LP” and, together with Raymond, Advisors and RCH GP, the “Reporting Persons”). The principal business address of the Reporting Persons is 3953 Maple Avenue, Suite 180, Dallas, Texas 75219. According to the filing, Raymond has sole voting power and dispositive power with respect to 25,096 trust units; Raymond and Advisors each has shared voting and dispositive power with respect to 991,018 trust units; and RCH GP and RCH LP each has shared voting and dispositive power with respect to 958,555 trust units. According to the filing, each Reporting Person expressly disclaims (a) the existence of any group and (b) beneficial ownership with respect to any trust units other than the trust units owned of record by such Reporting Person.

(b)
Security Ownership of Management.

Not applicable.
(c)
Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.
Item 13.
Certain Relationships and Related Transactions, and Director Independence.

Under the terms of the Conveyance governing the net profits interest, MV Partners is obligated to make certain payments to the trust on a quarterly basis. Please see “Item 1. Business — Computation of Net Proceeds” for more information about these agreements.
Administrative Services Agreement
The trust has entered into an administrative services agreement with MV Partners that obligates the trust, throughout the term of the trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the trust relating to the net profits interest. The annual fee was a total of $103,901 for 2020, which will increase by 4% each year. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and MV Partners.
Registration Rights
The trust entered into a registration rights agreement with MV Partners in connection with MV Partners’ conveyance to the trust of the net profits interest. In the registration rights agreement, the trust agreed, for the benefit of MV Partners and any transferee of its trust units (each, a “holder”), to register the trust units it holds. Specifically, the trust agreed:
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

•
have been sold pursuant to Rule 144 under the Securities Act if the transferee thereof does not receive “restricted securities;”

•
have been sold in a private transaction in which the transferor’s rights under the registration rights agreement are not assigned to the transferee of the trust units; or

•
become eligible for resale pursuant to Rule 144(k) (or any similar rule then in effect under the Securities Act).

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
The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust’s financial statements for 2019 and 2020 and fees billed for other services rendered by Grant Thornton LLP.
	2019	2020
Audit fees	$257,250	$220,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$257,250	$220,500

PART IV
Item 15.   Exhibit and Financial Statement Schedules
(a)(1) Financial Statements
The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:
(a)(2) Schedules
Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.
(a)(3) Exhibits
Exhibit Number		Description
3.1	—	Certificate of Trust of MV Oil Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on August 14, 2006 (Registration No. 333-136609))
3.2	—	Amended and Restated Trust Agreement, dated January 24, 2007, among MV Partners, LLC, The Bank of New York Trust Company, N.A. and Wilmington Trust Company. (Incorporated herein by reference to Exhibit 3.1 to MV Oil Trust’s Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))
4.1	—
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated herein by reference to Exhibit 4.1 to MV Oil Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 1-33219))

10.1	—	Conveyance of Net Profits Interest, dated January 24, 2007, from MV Partners, LLC to The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.1 to MV Oil Trust’s Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))
10.2	—	Administrative Services Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.2 to MV Oil Trust’s Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))
10.3	—	Registration Rights Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 4.1 to MV Oil Trust’s Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))
31.1*	—	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*		Report of Cawley, Gillespie & Associates, Inc., Petroleum Consultants

*
Filed herewith.

Item 16.   Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MV OIL TRUST
By:
The Bank of New York Mellon Trust Company, N.A., as Trustee

By:
/s/ Elaina C. Rodgers

Elaina C. Rodgers
Vice President
March 16, 2021
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