Form 10-Q
period 2021-06-30
MV Oil Trust
filed 2021-08-12
CIK 1371782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2021

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

As of August 12, 2021, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income from net profits interest	$2,622,374	$3,221,996	$3,949,126	$5,648,151
Cash on hand used (withheld) for Trust expenses	(47,342)	(598,740)	296,658	(624,737)
General and administrative expenses(1)	(160,032)	(265,756)	(565,784)	(480,914)
Distributable income	$2,415,000	$2,357,500	$3,680,000	$4,542,500
Distributions per Trust unit (11,500,000 Trust units issued and outstanding at June 30, 2021 and 2020)	$0.210	$0.205	$0.320	$0.395

(1)	Includes $27,014 and $50,951 paid to MV Partners, LLC during the three months ended June 30, 2021 and 2020, respectively, and $80,003 and $76,926 during the six months ended June 30, 2021 and 2020, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended June 30, 2021 and 2020 and $75,000 during each of the six months ended June 30, 2021 and 2020.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$207,913	$504,571
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(41,621,922)	(40,304,938)
Total assets	$8,969,666	$10,583,308
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at June 30, 2021 and December 31, 2020	$8,969,666	$10,583,308

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Trust corpus, beginning of period	$9,561,402	$11,956,199	$10,583,308	$12,487,586
Income from net profits interest	2,622,374	3,221,996	3,949,126	5,648,151
Cash distributions	(2,415,000)	(2,357,500)	(3,680,000)	(4,542,500)
Trust expenses	(160,032)	(265,756)	(565,784)	(480,914)
Amortization of net profits interest	(639,078)	(558,850)	(1,316,984)	(1,116,234)
Trust corpus, end of period	$8,969,666	$11,996,089	$8,969,666	$11,996,089

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

The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (“MMBoe”) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. As of June 30, 2021, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to MV Partners’ interest from the sale of 12.5 MMBoe of production from the underlying properties (which amount is the equivalent of 10.0 MMBoe with respect to the Trust’s net profits interest).

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

Note 2—Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and June 30, 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements have been adopted or issued during the quarter ended June 30, 2021 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$3,277,967	$4,027,494	$4,936,407	$7,060,188
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	2,622,374	3,221,996	3,949,126	5,648,151
MV Partners reserve for future capital expenditures(2)	0	0	0	0
Income from net profits interest(3)	$2,622,374	$3,221,996	$3,949,126	$5,648,151

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by MV Partners during the December through February production periods for the three months ended June 30, 2021 and 2020, respectively, and during each of the September through February production periods for the six months ended June 30, 2021 and 2020, respectively. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three and six months ended June 30, 2021 and 2020, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $1,000,000 at June 30, 2021 and 2020.

(3)	The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended June 30, 2021 substantially represents the production by MV Partners from December 2020 through February 2021, and the cash received by the Trust during the three months ended June 30, 2020 substantially represents the production by MV Partners from December 2019 through February 2020. The cash received by the Trust during the six months ended June 30, 2021 substantially represents the production by MV Partners from September 2020 through February 2021, and the cash received by the Trust during the six months ended June 30, 2020 substantially represents the production by MV Partners from September 2019 through February 2020.

For the three and six months ended June 30, 2021 and 2020, MV Purchasing, LLC, which is majority-owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market-sensitive pricing.

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

The second quarterly distribution during 2021 was $2,415,000, or $0.210 per Trust unit, and was made on April 23, 2021 to Trust unitholders owning Trust units as of April 15, 2021. Such distribution included the net proceeds of production collected by MV Partners from January 1, 2021 through March 31, 2021.

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

Note 8—Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended June 30, 2021 and 2020, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

The third quarterly distribution during 2021 was $3,450,000, or $0.300 per Trust unit, and was made on July 23, 2021 to Trust unitholders owning Trust units as of July 16, 2021. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2021 through June 30, 2021.

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

Overview

The 2020 outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic negatively impacted worldwide economic and commercial activity and financial markets, as well as global demand for crude oil and natural gas. The West Texas Intermediate (“WTI”) spot price of crude oil dropped sharply in the beginning of 2020, from $61.18 per barrel on January 2, 2020 to $12.34 per barrel on April 28, 2020, primarily attributable to the economic effects of the COVID-19 pandemic and the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (“OPEC”), which resulted in an oversupply of crude oil and exacerbated the decline in crude oil prices. The responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. After April 28, 2020, the WTI price started increasing and has returned to pre-COVID levels. Nevertheless, prices could decline again, and the Trust’s quarterly cash distributions could similarly decline, depending on future actions by OPEC or the future course of the ongoing COVID-19 pandemic.

Results of Operations

Results of Operations for the Quarters Ended June 30, 2021 and 2020

The cash received by the Trust from MV Partners during the quarter ended June 30, 2021 substantially represents the production by MV Partners from December 2020 through February 2021. The cash received by the Trust from MV Partners during the quarter ended June 30, 2020 substantially represents the production by MV Partners from December 2019 through February 2020. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest decreased $599,622 to $2,622,374 for the quarter ended June 30, 2021 from $3,221,996 for the quarter ended June 30, 2020. The decrease was primarily due to a $749,527 decrease in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $3,277,967 from $4,027,494 for the same period in the prior year. These amounts were reduced by a Trust holdback for future expenses of $207,374 and $864,496 for the quarters ended June 30, 2021 and 2020, respectively. This decrease of $657,122 is primarily the result of including an amount estimated to be sufficient to pay Trust expenses through April 2021 from the quarter ended June 30, 2020. The Trustee paid general and administrative expenses of $160,032 and $265,756 for the quarters ended June 30, 2021 and 2020, respectively. During the quarters ended June 30, 2021 and 2020, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the quarter ended June 30, 2021 of $2,415,000, an increase of $57,500 from $2,357,500 for the quarter ended June 30, 2020.

The average price received for crude oil sold was $47.51 per Bbl and the average price received for natural gas sold was $2.18 per Mcf for the period from January 1, 2021 through March 31, 2021. The average price received for crude oil sold was $51.70 per Bbl and the average price received for natural gas sold was $1.92 per Mcf for the period from January 1, 2020 through March 31, 2020.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from January 1, 2021 through March 31, 2021 were 124,275 Bbls of oil, 8,798 Mcf of natural gas and 24 Bbls of natural gas liquids for total barrels of oil equivalent of 125,757. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from January 1, 2020 through March 31, 2020 were 144,591 Bbls of oil, 7,326 Mcf of natural gas and 21 Bbls of natural gas liquids for total barrels of oil equivalent of 145,826.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

The cash received by the Trust from MV Partners during the six months ended June 30, 2021 substantially represents the production by MV Partners from September 2020 through February 2021. The cash received by the Trust from MV Partners during the six months ended June 30, 2020 substantially represents the production by MV Partners from September 2019 through February 2020. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest decreased $1,699,025 to $3,949,126 for the six months ended June 30, 2021 from $5,648,151 for the six months ended June 30, 2020. The decrease was primarily due to a $2,123,781 decrease in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $4,936,407 from $7,060,188 for the same period in the prior year. Additionally, the Trustee held back $269,126 for future expenses for the six months ended June 30, 2021 and $1,105,650 for the six months ended June 30, 2020. This decrease of $836,525 is primarily the result of including an amount estimated to be sufficient to pay Trust expenses through April 2021 during the six months ended June 30, 2020. The Trustee paid general and administrative expenses of $565,784 and $480,914 for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the six months ended June 30, 2021 of $3,680,000, a decrease of $862,500 from $4,542,500 for the six months ended June 30, 2020.

The average price received for crude oil sold was $41.34 per Bbl and the average price received for natural gas sold was $1.91 per Mcf for the period from October 1, 2020 through March 31, 2021. The average price received for crude oil sold was $51.52 per Bbl and the average price received for natural gas sold was $1.69 per Mcf for the period from October 1, 2019 through March 31, 2020.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2020 through March 31, 2021 were 256,477 Bbls of oil, 15,894 Mcf of natural gas and 47 Bbls of natural gas liquids for a total barrels of oil equivalent of 259,156. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2019 through March 31, 2020 were 288,974 Bbls of oil, 13,089 Mcf of natural gas and 174 Bbls of natural gas liquids for a total barrels of oil equivalent of 291,269.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of June 30, 2021, $208,000 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and six months ended June 30, 2021 and 2020, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1,000,000 in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. As of June 30, 2021, $1,000,000 was held by MV Partners as a capital reserve.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2021, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

Date: August 12, 2021

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