Form 10-Q
period 2021-09-30
MV Oil Trust
filed 2021-11-12
CIK 1371782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2021, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Income from net profits interest	$3,675,902	$–	$7,625,028	$5,648,151
Cash on hand used (withheld) for Trust expenses	(44,651)	151,049	252,007	(473,688)
General and administrative expenses(1)	(181,251)	(151,049)	(747,035)	(631,963)
Distributable income	$3,450,000	$–	$7,130,000	$4,542,500
Distributions per Trust unit (11,500,000 Trust units issued and outstanding at September 30, 2021 and 2020)	$0.300	$–	$0.620	$0.395

(1)	Includes $27,014 and $0 paid to MV Partners, LLC during the three months ended September 30, 2021 and 2020, respectively, and $107,018 and $76,926 during the nine months ended September 30, 2021 and 2020, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended September 30, 2021 and 2020 and $112,500 during each of the nine months ended September 30, 2021 and 2020.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$252,564	$504,571
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(42,298,242)	(40,304,938)
Total assets	$8,337,997	$10,583,308
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at September 30, 2021 and December 31, 2020	$8,337,997	$10,583,308

MV OIL TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Trust corpus, beginning of period	$8,969,666	$11,996,089	$10,583,308	$12,487,586
Income from net profits interest	3,675,902	–	7,625,028	5,648,151
Cash distributions	(3,450,000)	–	(7,130,000)	(4,542,500)
Trust expenses	(181,251)	(151,049)	(747,035)	(631,963)
Amortization of net profits interest	(676,320)	(454,201)	(1,993,304)	(1,570,435)
Trust corpus, end of period	$8,337,997	$11,390,839	$8,337,997	$11,390,839

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

The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (“MMBoe”) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. As of September 30, 2021, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to MV Partners’ interest from the sale of 12.7 MMBoe of production from the underlying properties (which amount is the equivalent of 10.2 MMBoe with respect to the Trust’s net profits interest).

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

Note 2—Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and September 30, 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements were adopted or issued during the quarter ended September 30, 2021 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Excess (deficit) of revenues over direct operating expenses and lease equipment and development costs(1)	$4,594,878	$(550,665)	$9,531,285	$6,509,523
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income (loss) from net profits interest before reserve adjustments	3,675,902	(440,532)	7,625,028	5,207,619
MV Partners reserve for future capital expenditures(2)	–	440,532	–	440,532
Income from net profits interest(3)	$3,675,902	$–	$7,625,028	$5,648,151

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by MV Partners during the March through May production periods for the three months ended September 30, 2021 and 2020, respectively, and during each of the September through May production periods for the nine months ended September 30, 2021 and 2020, respectively. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three and nine months ended September 30, 2021, MV Partners did not withhold or release any dollar amounts due to the Trust. During the three and nine months ended September 30, 2020, MV Partners released $440,532 previously held for future capital expenditures. The reserve balance was $1,000,000 at September 30, 2021 and $559,468 at September 30, 2020.

(3)	The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended September 30, 2021 substantially represents the production by MV Partners from March 2021 through May 2021 and the cash received by the Trust during the three months ended September 30, 2020 substantially represents the production by MV Partners from March 2020 through May 2020. The cash received by the Trust during the nine months ended September 30, 2021 substantially represents the production by MV Partners from September 2020 through May 2021, and the cash received by the Trust during the nine months ended September 30, 2020 substantially represents the production by MV Partners from September 2019 through May 2020.

For the three and nine months ended September 30, 2021 and 2020, MV Purchasing, LLC, which is majority-owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market-sensitive pricing.

Note 6—Income Taxes

The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 7—Distributions to Unitholders

MV Partners makes quarterly payments of the net profits interest to the Trust. The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 25th day of the month following the end of each quarter to the Trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to the preceding quarter, over the expenses of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust. In November 2021, the Trustee notified MV Partners that the Trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities, commencing with the distribution payable in the first quarter of 2022. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

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

The third quarterly distribution during 2021 was $3,450,000, or $0.300 per Trust unit, and was made on July 23, 2021 to Trust unitholders owning Trust units as of July 15, 2021. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2021 through June 30, 2021.

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

Note 8—Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended September 30, 2021 and 2020, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

The fourth quarterly distribution during 2021 was $4,197,500, or $0.365 per Trust unit, and was made on October 25, 2021 to Trust unitholders owning Trust units as of October 15, 2021. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from July 1, 2021 through September 30, 2021.

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

Results of Operations

Results of Operations for the Quarters Ended September 30, 2021 and 2020

The cash received by the Trust from MV Partners during the quarter ended September 30, 2021 substantially represents the production by MV Partners from March 2021 through May 2021. The cash received by the Trust from MV Partners during the quarter ended September 30, 2020 substantially represents the production by MV Partners from March 2020 through May 2020. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest before reserve adjustments increased $4,116,434 to $3,675,902 for the quarter ended September 30, 2021 from $($440,532) for the quarter ended September 30, 2020. The increase was primarily due to a $5,145,543 increase in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $4,594,878 from ($550,665) for the same period in the prior year. These amounts were reduced by a Trust holdback for future expenses of $225,902 and $0 for the quarters ended September 30, 2021 and 2020, respectively. The Trustee paid general and administrative expenses of $181,251 and $151,049 for the quarters ended September 30, 2021 and 2020, respectively. During the quarter ended September 30, 2020, MV Partners released $440,532 due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the quarter ended September 30, 2021 of $3,450,000, an increase of $3,450,000 from $0 for the quarter ended September 30, 2020.

The average price received for crude oil sold was $58.47 per Bbl and the average price received for natural gas sold was $2.36 per Mcf for the period from April 1, 2021 through June 30, 2021. The average price received for crude oil sold was $22.39 per Bbl and the average price received for natural gas sold was $1.14 per Mcf for the period from April 1, 2020 through June 30, 2020.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from April 1, 2021 through June 30, 2021 were 131,830 Bbls of oil, 7,468 Mcf of natural gas and 17 Bbls of natural gas liquids for a total of 133,086 barrels of oil equivalent. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from April 1, 2020 through June 30, 2020 were 117,376 Bbls of oil, 6,800 Mcf of natural gas and 16 Bbls of natural gas liquids for a total of 118,520 barrels of oil equivalent.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

The cash received by the Trust from MV Partners during the nine months ended September 30, 2021 substantially represents the production by MV Partners from September 2020 through May 2021. The cash received by the Trust from MV Partners during the nine months ended September 30, 2020 substantially represents the production by MV Partners from September 2019 through May 2020. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest before reserve adjustments increased $2,417,409 to $7,625,028 for the nine months ended September 30, 2021 from $5,207,619 for the nine months ended September 30, 2020. The increase was primarily due to a $3,021,762 increase in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $9,531,285 from $6,509,523 for the same period in the prior year. Additionally, the Trustee held back $495,028 for future expenses for the nine months ended September 30, 2021 and $1,105,651 for the nine months ended September 30, 2020. This decrease of $610,623 is primarily the result of including an amount estimated to be sufficient to pay Trust expenses through approximately April 2021 during the nine months ended September 30, 2020. The Trustee paid general and administrative expenses of $747,035 and $631,963 for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2020, MV Partners released $440,532 due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the nine months ended September 30, 2021 of $7,130,000, an increase of $2,587,500 from $4,542,500 for the nine months ended September 30, 2020.

The average price received for crude oil sold was $47.15 per Bbl and the average price received for natural gas sold was $2.05 per Mcf for the period from October 1, 2020 through June 30, 2021. The average price received for crude oil sold was $43.10 per Bbl and the average price received for natural gas sold was $1.50 per Mcf for the period from October 1, 2019 through June 30, 2020.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2020 through June 30, 2021 were 388,307 Bbls of oil, 23,362 Mcf of natural gas and 64 Bbls of natural gas liquids for a total of 392,242 barrels of oil equivalent. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2019 through June 30, 2020 were 406,350 Bbls of oil, 19,889 Mcf of natural gas and 190 Bbls of natural gas liquids for a total of 409,789 barrels of oil equivalent.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of September 30, 2021, $253,000 was held by the Trustee as such a reserve.

In November 2021, the Trustee notified MV Partners that the Trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities, commencing with the distribution payable in the first quarter of 2022. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and nine months ended September 30, 2021 and 2020, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1,000,000 in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. As of September 30, 2021, $1,000,000 was held by MV Partners as a capital reserve.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and regulations promulgated by the SEC. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by MV Partners to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2021, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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
Date: November 12, 2021

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