Form 10-K
period 2021-12-31
MV Oil Trust
filed 2022-03-17
CIK 1371782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
The aggregate market value of the 8,625,000 Units of Beneficial Interest in MV Oil Trust held by non-affiliates of the registrant, computed using the closing sales price of $8.48 on June 30, 2021, was approximately $73,140,000.
As of March 17, 2022, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.
Documents Incorporated By Reference: None

i

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
a.
Future cash inflows.   These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2019, 2020 and 2021 of oil and gas relating to the enterprise’s proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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
On January 24, 2007, MV Partners and the trust completed an initial public offering of units of beneficial interest in the trust, which we refer to herein as the “trust units.” In connection with the completion of the initial public offering of trust units, on January 24, 2007, MV Partners conveyed a term net profits interest to the trust that represents the right to receive 80% of the net proceeds (calculated as described below) from all of MV Partners’ interests in oil and natural gas properties as of January 24, 2007, which is referred to herein as the “net profits interest.” These properties are located in the Mid-Continent region in the States of Kansas and Colorado. MV Partners’ net interests in such properties, after deduction of all royalties and other burdens on production thereon as of January 24, 2007, is referred to herein as the “underlying properties.” As of December 31, 2021, the underlying properties produced predominantly oil from approximately 860 wells, and the projected reserve life of the underlying properties was over 35 years. Based on the summary prepared by Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, who we refer to as “CG&A”, of its reserve report as of December 31, 2021 for the trust, which is summarized herein under “ — Description of the Underlying Properties — Reserves” and is referred to herein as the “reserve report,” the net profits interest would entitle the trust to receive net proceeds from the sale of production of not less than 11.5 MMBoe of proved reserves during the term of the trust, calculated as 80% of the proved reserves attributable to the underlying properties expected to be produced during the term of the trust. Of these reserves, approximately 95% were classified as proved developed producing reserves as of December 31, 2021. Production volumes from the underlying properties for the year ended December 31, 2021 were approximately 99% oil and approximately 1% natural gas and natural gas liquids. The underlying properties are all located in mature fields that are characterized by long production histories and numerous additional development opportunities to help reduce the natural decline in production from the underlying properties.
The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2021, cumulatively, since inception, the trust has received payment for approximately 10.3 MMBoe of the trust’s 11.5 MMBoe interest. The gross proceeds used to calculate the net profits interest is based on prices realized for oil, natural gas and natural gas liquids attributable to the underlying properties for each calendar quarter during the term of the net profits interest. In calculating the net proceeds used to calculate the net profits interest, MV Partners deducts from the gross proceeds from the underlying properties all lease operating expenses, maintenance expenses and capital expenditures (including the cost of workovers and recompletions, drilling costs and development costs), amounts that may be reserved for future expenditures (which reserve amounts may not exceed $1.0 million in the aggregate at any given time), post-production costs and production and property taxes paid by MV Partners.
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
Description of the Trust Units
Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 11,500,000 trust units outstanding as of March 17, 2022.
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
Unless otherwise advised by counsel or the Internal Revenue Service, which we refer to herein as the “IRS,” the trustee will treat the income and expenses of the trust for each quarter as belonging to the trust unitholders of record on the quarterly record date. For federal income tax purposes, trust unitholders must take into account items of income, gain, loss, deduction and credit consistent with their methods of accounting and without regard to the taxable year or accounting method employed by the trust and without regard to the quarter in which the trust makes distributions related to those items to the trust unitholders. Variances between taxable income and cash distributions may occur. For example, the trustee could establish a reserve in one quarter using funds that would be included in income in the quarter in which the reserve is created but may not result in a tax deduction or a distribution until a later quarter or possibly in a later taxable year. Similarly, the trustee could also make a payment in one quarter that would be amortized for income tax purposes over several quarters. See “ — Federal Income Tax Matters.”

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
The amounts paid to the trust for the net profits interest are based on the definitions of “gross proceeds” and “net proceeds” contained in the conveyance and described below. Under the conveyance, net proceeds are computed quarterly, and 80% of the aggregate net proceeds attributable to a computation period will be paid to the trust on or before the 25th day of the month following the computation period. MV Partners will not pay to the trust any interest on the net proceeds held by MV Partners prior to payment to the trust. The trustee will make distributions to trust unitholders quarterly, if sufficient funds are available. See “ — Description of the Trust Units — Distributions and Income Computations.”
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
As is customary in the oil and natural gas industry, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $3.2 million in 2019, $2.8 million in 2020 and $3.2 million in 2021 for all of the underlying properties for which MV Partners was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.
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
Available Trust Tax Information
In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2021 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet can be obtained at http://mvo.q4web.com/home/default.aspx.
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
Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2019, 2020 and 2021 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, President, is the technical person at CG&A who is primarily responsible for overseeing CG&A’s preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 30 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).
Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2019, 2020 and 2021 is presented consistent with these requirements.
Proved Reserves of MV Oil Trust.   The following table sets forth, as of December 31, 2021, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.
	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Oil equivalents (MBoe)
Proved Developed	1,861	87	—	1,875
Proved Undeveloped	87	—	—	87
Total Proved	1,948	87	—	1,962
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
	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2018	3,661	163	5	3,691
Revisions of previous estimates	(93)	(54)	(3)	(103)
Production	(573)	(26)	(0)	(577)
Balance, December 31, 2019	2,995	83	2	3,011
Revisions of previous estimates	(675)	(40)	(1)	(683)
Production	(519)	(25)	(0)	(523)
Balance, December 31, 2020	1,801	18	1	1,805
Revisions of previous estimates	662	102	(1)	677
Production	(515)	(33)	(0)	(520)
Balance, December 31, 2021	1,948	87	0	1,962
Proved Developed Reserves:
Balance, December 31, 2018	3,202	163	5	3,232
Balance, December 31, 2019	2,687	83	2	2,703
Balance, December 31, 2020	1,641	18	1	1,645
Balance, December 31, 2021	1,861	87	0	1,875
Proved Undeveloped Reserves:
Balance, December 31, 2018	459	—	—	459
Proved undeveloped reserves converted to proved developed reserves by drilling	(178)	—	—	(178)
Additional proved undeveloped reserves added during 2019	27	—	—	27
Proved undeveloped reserves removed from drilling plan	—	—	—	—
Revisions of previous estimates	0	—	—	0
Balance, December 31, 2019	308	—	—	308
Proved undeveloped reserves converted to proved developed reserves by drilling	(27)	—	—	(27)
Additional proved undeveloped reserves added during 2020	8	—	—	8
Proved undeveloped reserves removed from drilling plan	(121)	—	—	(121)
Revisions of previous estimates	(8)	—	—	(8)
Balance, December 31, 2020	160	—	—	160
Proved undeveloped reserves converted to proved developed reserves by drilling	(69)	—	—	(69)
Additional proved undeveloped reserves added during 2021	10	—	—	10
Proved undeveloped reserves removed from drilling plan	(14)	—	—	(14)
Revisions of previous estimates	—	—	—	—
Balance, December 31, 2021	87	—	—	87
None of the proved undeveloped reserves have remained undeveloped for five years or more after they were initially disclosed as proved undeveloped reserves.

The reserves above represent the trust’s 80% net profits interest in the underlying properties for the remainder of the term of the trust.
The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the trust’s 80% net profits interest in the underlying properties as of December 31, 2021 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2021 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust’s estimated oil and natural gas reserves.
	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	2,309.9	16.1	108.3	2,434.3
Gas (MMcf)	108.2	0.0	0.0	108.2
NGL (MBbl)	0.4	0.0	0.0	0.4
Revenue
Oil	$143,354.4	$1,001.9	$6,719.3	$151,075.6
Gas	315.2	0.0	0.0	315.2
NGL	8.5	0.0	0.0	8.5
Severance Taxes	873.9	45.7	249.4	1,169.0
Ad Valorem Taxes	3,335.7	54.3	350.4	3,740.3
Operating Expenses	75,265.7	39.6	1,082.7	76,388.2
Future Development Costs	0.0	465.0	1,338.1	1,803.1
80% NPI Net Operating Income(1)	$51,362.2	$317.8	$2,958.9	$54,638.9
80% Net Profits Interest (NPI)(2)	$42,688.0	$228.8	$2,345.2	$45,262.0

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
Oil and gas prices were adjusted to a WTI Cushing oil price of $66.56 per Bbl and a Henry Hub natural gas price of $3.598 per MMbtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2021. The price adjustments were based on oil price differentials forecast at −$4.50 per Bbl for all properties. Oil price differentials were not escalated. Gas and NGL price differentials were forecast on a per property basis as provided by MV Partners and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by MV Partners. Expenses and investments were held constant in accordance with SEC rules and guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue, except for those Kansas producing properties that are severance tax exempt. Ad valorem taxes of 2.0% of total revenue were applied to each property as provided by MV Partners. Oil and gas conservation tax rates were applied to all Kansas properties at the applicable rates.
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
The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and eastern Colorado. The following is a summary of the approximate acreage of the underlying properties at December 31, 2021.
	Gross	Net
	(acres)
Developed Acreage:
El Dorado Area	15,165	15,153
Northwest Kansas Area	11,165	11,120
Other	20,030	16,382
Total	46,360	42,655
Undeveloped Acreage:	—	—
The following is a summary of the producing wells on the underlying properties as of December 31, 2021:
	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	789	775	64	9	853	784
Natural gas	3	2	1	—	4	2
Total	792	777	65	9	857	786
The following is a summary of the number of developmental wells drilled by MV Partners on the underlying properties during the last three years. MV Partners did not drill any exploratory wells during the periods presented.
	Year Ended December 31,
	2019		2020		2021
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	6	6	1	1	1	1
Natural gas wells	—	—	—	—	—	—
Non-productive	2	2	—	—	1	1
Total	8	8	1	1	2	2

During the years ended December 31, 2019, 2020 and 2021, MV Partners drilled, completed and commenced production with respect to 6, 1 and 1 wells, respectively, on the underlying properties. As of December 31, 2021, no wells were being drilled. Capital expenditures associated with converting proved undeveloped reserves to proved developed reserves for the year ended December 31, 2021, were approximately $780,000. MV Partners continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Planned Development and Workover Program.”
The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Sales volumes for natural gas liquids during the periods presented were not significant.
	Year Ended December 31,
	2019	2020	2021
Sales prices:
Oil (per Bbl)	$51.34	$37.18	$61.31
Natural gas (per Mcf)	$2.03	$1.47	$2.85
Lease operating expense (per Boe)	$19.53	$17.91	$20.45
Lease maintenance (per Boe)	$5.38	$2.63	$3.57
Lease overhead (per Boe)	$4.50	$4.35	$5.01
Production and property taxes (per Boe)	$1.52	$1.18	$1.38
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
Vess Oil and Murfin Drilling, as contract operators, generally sell production from the underlying properties to several purchasers, including MV Purchasing, LLC, which we refer to herein as “MV Purchasing,” under short-term arrangements using market sensitive pricing. MV Purchasing is majority owned by the indirect equity owners of MV Partners. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Two purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2019, 2020 and 2021, MV Purchasing purchased 75%, 73% and 73%, respectively, of the production sold from the underlying properties. MV Partners does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser’s failure to pay for purchased crude oil could have a significant adverse impact on MV Partners’ business.
Oil production is typically transported by truck from the field to the closest gathering facility or refinery. MV Partners sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by MV Partners for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2019, 2020 and 2021 was $4.81, $4.25 and $4.52 per barrel, respectively.
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
Sale and Abandonment of Underlying Properties
MV Partners and any transferee of any of the underlying properties will have the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between MV Partners and the trust in determining whether a well is capable of producing in commercially paying quantities, MV Partners is required under the conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. For the years ended December 31, 2019, 2020 and 2021, MV Partners plugged and abandoned 15, 9 and 18 wells, respectively, based on its determination that such wells were no longer economical to operate or restore to production.
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
Waste Handling.   The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA as non-hazardous wastes. Nevertheless, it is possible that these wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. The EPA fulfilled its obligation under the consent decree by issuing a determination on April 23, 2019 that revisions to existing RCRA Subtitle D regulations governing oil and natural gas wastes are not necessary, along with a report supporting that determination. Any future change in the exclusion for such wastes could potentially result in an increase in the cost of managing and disposing of those wastes.
Comprehensive Environmental Response, Compensation and Liability Act.   The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be jointly and severally responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and then to seek to recover from the responsible classes of persons the costs they incur. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment.
The underlying properties may have been used for oil and natural gas exploration and production for many years. Although MV Partners believes that it has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been disposed of or released on or under the properties, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, the underlying properties may have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under MV Partners’ control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under these laws, MV Partners could be required to investigate, remove or remediate previously disposed wastes, to clean up contaminated property and to perform response actions to prevent future contamination.
Water Discharges.   The federal Clean Water Act, or CWA, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and waters of the state, respectively. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the analogous state agency. The discharge of wastewater from most onshore oil and gas activities exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly owned treatment works, or POTW. Unconventional extraction facilities are in certain circumstances allowed by federal regulations to send wastewater to an off-site private centralized wastewater treatment, or CWT, facility in most circumstances. CWT facilities can either discharge treated water directly to surface waters or send it to a POTW. In 2018, the EPA concluded a study of the treatment and discharge of oil and gas wastewater that could lead to changes in requirements for discharge of produced water under federal regulations, including more stringent requirements or a prohibition on discharge of produced water from CWT facilities. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.

The discharge of dredge and fill material in waters of the United States, including wetlands, is also prohibited unless authorized by a permit issued under CWA Section 404 by the U.S. Army Corps of Engineers, or USACE. CWA Section 401 provides that the applicant for an individual Section 404 USACE permit for the discharge of dredge and fill material must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances, this process could result in a delay in issuance of the permit, more stringent permit requirements, or denial of the permit.
How the EPA and the USACE define “waters of the United States,” or WOTUS, which defines the extent of geographic jurisdiction under the CWA, can impact MV Partners’ regulatory and permitting obligations under the CWA. In 2020, the EPA and the USACE issued a final rule, or the 2020 rule, that narrowed the definition of WOTUS when compared to the prior definition of WOTUS that had been adopted in 2015. In August 2021, however, a court vacated the 2020 rule. In response, the EPA and the USACE reverted to the WOTUS definition in use prior to the 2015 WOTUS rulemaking. That pre-2015 definition is broader than the definition from the 2020 rule, but was never formally codified because it was based on interpretation of a U.S. Supreme Court decision. On December 7, 2021, the agencies published a proposed rule that would codify the interpretation currently in use. The comment period closed in February 2022 and a final rule is expected later in 2022. At the same time, the U.S. Supreme Court has taken up a case that may again revise the understanding of the WOTUS definition. MV Partners’ regulatory obligations and permitting costs may increase under the current definition as opposed to the one in effect under the 2020 rule, and there will remain some uncertainty around the definition of WOTUS and the scope of CWA regulation, given expected challenges to the 2022 final rule and the pending Supreme Court case.
USACE Nationwide Permits, or NWPs, are a streamlined form of permitting used to authorize development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA and/or Rivers and Harbors Act. The current administration has stated an intention to re-visit all or some of the USACE NWPs before their current expiration date of February 2026. In addition, a federal court in Montana is currently hearing a challenge to NWP 12, which is used to authorize regulatory impacts related to oil and gas pipelines. Revisions to the NWPs by USACE or an adverse decision in Montana may restrict or remove the ability to use NWP 12 or other NWPs to permit regulated impacts, resulting in the need to apply for a more time-consuming individual permit. This could result in additional cost and time for permitting projects.
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
The EPA is also charged with establishing National Ambient Air Quality Standards, or NAAQS, the implementation of which can indirectly impact MV Partners’ operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. The current administration will have an opportunity to revisit the ozone NAAQS. State or federal implementation of the NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit MV Partners’ ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.
Climate Change.   There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. In response to findings that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis.
In December 2015, the EPA finalized rules that added new sources to the scope of its GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain oil and gas facilities, including production, processing, transmission and storage activities, that are constructed, modified, or reconstructed after September 18, 2015, or the Methane Rule. Following the November 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2020 final rule that eliminated the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other, non-methane pollutants. That 2020 final rule, however, was undone by a June 30, 2021 Congressional Review Act resolution that re-instituted the regulation of methane from new, modified, and reconstructed oil and gas sources. Additionally, on November 15, 2021, the EPA published a proposed rule that would establish emissions guidelines for the control of methane from existing oil and gas sources for the first time under the CAA. The EPA intends to adopt the existing source emissions guidelines as a final rule by the end of 2022, which would then trigger a requirement for states to develop rules that will make the federal emissions guidelines enforceable as state rules over a three- to four-year period. The ultimate fate of the proposed GHG control requirements for existing oil and gas sources is unclear. Nevertheless, regulations promulgated under the CAA may require MV Partners to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.
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
In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increased in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” The Working Group is expected to issue its recommendations in early 2022.
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
Endangered Species Act.   The federal Endangered Species Act, or ESA, restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the underlying properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. On August 27, 2019, the U.S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. In January 2021, President Biden issued an Executive Order announcing that the new administration would initiate a review of the 2019 amendments to the ESA rules. The Biden Administration has rescinded one of the rules adopted by the prior administration, dealing with critical habitat, and has stated its intention to revise other rules. Changes to these rules could make a federal review process occasioned by the application for permits, rights of way, or leases more complex. Designation of new species as threatened or endangered could cause MV Partners to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process. While some of MV Partners’ facilities or leased acreage may be located in areas that are designated as habitat for endangered or threatened species, MV Partners believes that it is in substantial compliance with the ESA.

National Environmental Policy Act.   The National Environmental Policy Act, or NEPA, requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions — such as permits, leases, and rights-of-way. The Trump Administration significantly revised the regulations implementing NEPA in 2020 in an effort to make the review process more efficient and more narrowly tailored to the agency’s specific action. The Biden Administration is in the process of an initial revision to the NEPA regulations, and in October 2021 the White House Council on Environmental Quality published a proposed rule that would undo many of the changes adopted in 2020. The current administration has also stated its intention to undertake a second and more comprehensive round of revisions. The immediate changes may not have a significant impact on federal reviews related to MV Partners actions because the Trump Administration rule was never fully implemented by the agencies; however, continued change may increase agency review times associated with federal actions as agencies adjust to changing requirements and react to any resulting litigation.
OSHA and Other Laws and Regulation.   MV Partners is subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require in certain circumstances that information be maintained concerning hazardous materials used or produced in MV Partners’ operations and that this information be provided to employees, state and local government authorities and citizens. MV Partners believes that it is in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.
MV Partners believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the trust unitholders. For instance, MV Partners did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2019, 2020 and 2021. Additionally, MV Partners has informed the trust that MV Partners is not aware of any environmental issues or claims that will require material capital expenditures during 2022. However, there is no assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on the operations of the underlying properties and cash distributions to trust unitholders.
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

•
the outbreak of armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the European continent or the global oil and gas markets;

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

Crude oil prices have been volatile during the last several years, and in 2021 ranged from a high of $84.65 to a low of $47.62. The NYMEX crude oil spot prices per Bbl were $61.06, $48.52 and $75.21 as of December 31, 2019, 2020 and 2021, respectively. Neither MV Partners nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of MV Partners and the financial condition of the trust could be materially and adversely affected.
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
The COVID-19 pandemic and the measures put in place to address it have created significant volatility, uncertainty, and economic disruption since the first quarter of 2020. Over the course of the pandemic, public health officials have recommended or mandated certain precautions to mitigate the spread of COVID-19, including quarantines, shelter-in-place orders and business and government shutdowns. Although some of these limitations and mandates have been relaxed in certain jurisdictions, others have been reinstated in areas that have experienced a resurgence of COVID-19 cases and there is no guarantee restrictions will not be reimposed in the future. Despite the increased availability of vaccines in certain jurisdictions, the COVID-19 pandemic may continue or worsen during the upcoming months, including as a result of the emergence of more infectious variants of the virus, vaccine hesitancy or increased business and social activities, which may cause governmental authorities to reinstate restrictions. As a result, the ongoing impact of the COVID-19 pandemic remains uncertain and will depend on the severity, location and duration of the effects and spread of the disease, the effectiveness and duration of actions taken by authorities to contain the virus or treat its effect, the availability and effectiveness of vaccines or other treatments, and how quickly and to what extent economic conditions improve.
Furthermore, the impact of the pandemic, including a resulting reduction in demand for oil and natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of OPEC, led to significant global economic contraction generally and in the oil and gas industry in particular, which experienced a significant downturn during 2020 and into 2021. Oil and natural gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 pandemic and other factors affecting the global economy, and the trust cannot predict whether or when prices will stabilize. The trust cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on MV Partners’ business, financial condition and results of operations or on proceeds to the trust and the trust’s reserves and quarterly cash distributions to unitholders due to numerous uncertainties.
The extent to which COVID-19 negatively impacts the operators of and production from the underlying properties will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low crude oil prices will adversely affect the operators of the underlying properties. For example, as a result of the decreased price of crude oil during the second quarter of 2020, there was no distribution made to unitholders in the third quarter of 2020. If commodity prices for crude oil were to decline again, quarterly cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods there may be no distribution to unitholders. Low prices of oil may ultimately reduce the amount of oil that is economic to produce from the underlying properties. As a result, the operator of the underlying properties could determine, during periods of low commodity prices, to shut in or curtail production on the underlying properties. In addition, the operator of the underlying properties could determine, during periods of low commodity prices, to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices.
The ultimate impact of COVID-19 will depend on future developments, which are highly uncertain, difficult to predict and largely outside of the trust’s control, including, among others, the continued spread, duration and severity of the pandemic outbreak; the occurrence, spread, duration and severity of any new variants of COVID-19, such as the Delta or Omicron variants; the consequences of governmental and other measures designed to prevent the spread of the virus; the development of effective treatments; actions taken by governmental authorities, MV Partners’ customers and other third parties; workforce availability; and the timing and extent to which normal economic and operating conditions resume.
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
The net proceeds payable to the trust from the net profits interest are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that the reserves attributable to the underlying properties will decline over time. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. Based on the estimated production volumes in the reserve report, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average annual rate of approximately 9.0% over the next 20 years assuming no additional developmental drilling or other capital expenditures are made after 2026 on the underlying properties. The anticipated rate of decline is an estimate and actual decline rates may vary from those estimated. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest).
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
The trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the trust agreement, which would reduce net profits payable to the trust and distributions to unitholders.
The trust’s source of capital is the cash flows from the net profits interest. Pursuant to the trust agreement, the trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay expenses, which will reduce the amount of cash otherwise available for distribution to unitholders.
In November 2021 the trustee notified MV Partners that the trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities. Commencing with the distribution paid to unitholders in February 2022, the Trustee is withholding, and in the future intends to withhold, a portion of the proceeds otherwise available for distribution each month to gradually build a cash reserve of approximately $1.265 million. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the trust. The trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders.
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

None.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The trust units commenced trading on the New York Stock Exchange on January 19, 2007 under the symbol “MVO.” As of March 17, 2022, the 11,500,000 units outstanding were held by 10 unitholders of record.
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
Recent Sales of Unregistered Securities
There were no equity securities sold by the trust during the year ended December 31, 2021 that were not registered under the Securities Act of 1933, as amended, which we refer to herein as the “Securities Act.”
Purchases of Equity Securities
There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2021.
Item 6.
[Reserved]

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
Comparison of Results of the Trust for the Years Ended December 31, 2021 and 2020
The following represents a discussion of the Comparison of Results of the Trust for the Years ended December 31, 2021 and 2020. Refer to “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021 for a discussion of the Comparison of Results of the Trust for the Years ended December 31, 2020 and 2019.
Income for the trust from the net profits interest was $12.1 million for the year ended December 31, 2021 compared to $6.8 million for the year ended December 31, 2020. The trustee withheld $0.8 million and $1.2 million for future trust expenses for the years ended December 31, 2021 and 2020, respectively. General and administrative expense for the trust was $0.96 million for 2021 and $0.85 million for 2020. These factors resulted in distributable income of $11.3 million, or $0.985 per unit, in 2021 compared to $5.6 million, or $0.490 per unit, in 2020.
The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the trust during the year ended December 31, 2021 substantially represented the production by MV Partners from September 2020 through August 2021, and the cash received by the trust during the year ended December 31, 2020 substantially represented the production by MV Partners from September 2019 through August 2020. MV Partners computes net proceeds quarterly on a calendar basis and distributes to the trust 80% of the aggregate of such net proceeds attributable to a computation period on or before the 25th day of the month following the computation period. As a result, for the year ended December 31, 2021, the trust’s net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2020 through September 30, 2021. For the year ended December 31, 2020, the trust’s net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2019 through September 30, 2020.
Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $15.1 million for the period from October 1, 2020 through September 30, 2021. The trust’s net profits interest (80%) of this total was $12.1 million for the year ended December 31, 2021. During the year ended December 31, 2021, MV Partners did not withhold or release any dollar amounts due to the Trust from previously established cash reserves for future capital expenditures, which resulted in total cash proceeds received by the trust of $12.1 million for the year ended December 31, 2021.

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
The average price received for crude oil sold during 2021 was $51.97 per Bbl, while the average price received for crude oil sold during 2020 was $41.44 per Bbl. The average price received for natural gas sold during 2021 was $2.22 per Mcf, while the average price received for natural gas sold during 2020 was $1.42 per Mcf. The average prices for 2021 related to production by MV Partners from September 2020 through August 2021, and the average prices for 2020 related to production by MV Partners from September 2019 through August 2020.
The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2020 to September 30, 2021 were 519,518 Bbls of oil, 31,708 Mcf of natural gas and 94 Bbls of natural gas liquids, for a total of 524,864 Boe. The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2019 to September 30, 2020 were 530,915 Bbls of oil, 24,029 Mcf of natural gas and 239 Bbls of natural gas liquids, for a total of 535,075 Boe.
As noted above, the amounts reflected in the accompanying financial statements for the trust’s year ended December 31, 2021 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2020 through August 2021. The amounts reflected in the accompanying financial statements for the trust’s year ended December 31, 2020 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2019 through August 2020.
Liquidity and Capital Resources
Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust’s only use of cash is for distributions to trust unitholders. Administrative expenses include payments to the trustee as well as an annual administrative fee to MV Partners pursuant to the administrative services agreement. Each quarter, the trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust’s expenses paid for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. As of December 31, 2021, the trustee held $297,000 as such a reserve.
In November 2021, the Trustee notified MV Partners that the Trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities, commencing with the distribution payable in the first quarter of 2022. The Trustee intends to withhold a portion of the proceeds otherwise available for distribution each quarter to gradually build a cash reserve to approximately $1.265 million. This amount is in addition to the letter of credit in the amount of $1.8 million provided to the Trustee by MV Partners to protect the Trust against the risk that it does not have sufficient cash to pay future expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.
The trustee may cause the trust to borrow funds required to pay expenses if the trustee determines that the cash on hand and the cash to be received are insufficient to cover the trust’s liabilities. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During each of 2020 and 2021, the trust made no borrowings.

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
The development program that MV Partners currently intends to implement over the five years ending December 31, 2026 with respect to the underlying properties categorized as proved undeveloped reserves consists of drilling development wells, recompletion and workover projects, and polymer workovers. The development program that MV Partners currently intends to implement over the next five years with respect to the underlying properties categorized as proved developed non-producing reserves consists of well-reactivation projects, injection well-workover projects, recompletion projects, and well-workover projects.
MV Partners has undertaken 3-D seismic surveys covering several leases constituting a part of the underlying properties. These leases have over 20 undrilled offset locations of varying quality based on offset production and subsurface mapping. The 3-D data was utilized to refine the subsurface mapping with respect to the size of mapped sink holes and to define smaller structural features along the edges of the main formation reservoir. Using this data, MV Partners has scheduled the drilling of one proved undeveloped location over the five years ending December 31, 2026. MV Partners has expanded its 3-D seismic program into other fields constituting a part of the underlying properties.
MV Partners expects total capital expenditures for the underlying properties during the five years ending December 31, 2026 will be approximately $1.3 million. Of this total, MV Partners contemplates spending approximately $0.4 million to drill development wells in project areas and approximately $0.9 million for recompletion and workovers of existing wells. MV Partners expects that these capital projects will add production that will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties. The trust is not directly obligated to pay any portion of any capital expenditures made with respect to the underlying properties; however, capital expenditures made by MV Partners with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under “Item 1. Business — Computation of Net Proceeds — Net Profits Interest”) share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest, which will have a corresponding effect on cash available for distribution to unitholders. As the cash received by the trust in respect of the net profits interest will be reduced by the trust’s pro rata share of these capital expenditures, MV Partners expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.
MV Partners, as the operator of the underlying properties, is entitled to make all determinations related to capital expenditures with respect to the underlying properties, and there are no limitations on the amount of capital expenditures that MV Partners may incur with respect to the underlying properties, except as described above under “Item 1. Business — Computation of Net Proceeds — Net Profits Interest.” As the trust unitholders would not be expected to fully realize the benefits of capital expenditures made with respect to the underlying properties toward the end of the term of the trust, during each twelve-month period beginning on the later to occur of (1) June 30, 2023, and (2) the time when 13.2 MMBoe have been produced from the underlying properties and sold (which is the equivalent of 10.6 MMBoe in respect of the net profits interest), capital expenditures that may be taken into account in calculating net proceeds attributable to the net profits interest will be limited to the average annual capital expenditures during the preceding three years, as adjusted for inflation. See “Item 1. Business — Computation of Net Proceeds — Net Profits Interest.”
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk.

The trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8.
Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Trustee and Unitholders
MV Oil Trust
Opinion on the financial statements
We have audited the accompanying statements of assets and trust corpus of MV Oil Trust (the “Trust”) as of December 31, 2021 and 2020, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2021 and 2020, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2021, in conformity with the modified cash basis of accounting described in Note B to the financial statements.
Basis of accounting
We draw attention to Note B of the financial statements, which describes the basis of accounting. The financial statements are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
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
Oklahoma City, Oklahoma
March 17, 2022

MV OIL TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS
	December 31,
	2020	2021
ASSETS
Cash and cash equivalents	$504,571	$297,146
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(40,304,938)	(42,771,353)
Total assets	$10,583,308	$7,909,468
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at December 31, 2020 and 2021	$10,583,308	$7,909,468
STATEMENTS OF DISTRIBUTABLE INCOME
	Year ended December 31,
	2019	2020	2021
Income from net profits interest	$12,994,052	$6,790,443	$12,078,886
Cash on hand used (withheld) for Trust expenses	54,135	(302,835)	207,425
General and administrative expense(1)	(973,187)	(852,608)	(958,811)
Distributable income	$12,075,000	$5,635,000	$11,327,500
Distributions per Trust unit (11,500,000 Trust units issued and outstanding for 2019, 2020 and 2021)	$1.050	$0.490	$0.985

(1)
Includes $98,944, $102,902 and $134,032 paid to MV Partners, LLC and $150,000, $150,000, and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2019, 2020 and 2021, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS
	Year ended December 31,
	2019	2020	2021
Trust corpus, beginning of year	$14,706,311	$12,487,586	$10,583,308
Income from net profits interest	12,994,052	6,790,443	12,078,886
Cash distributions	(12,075,000)	(5,635,000)	(11,327,500)
Trust expenses	(973,187)	(852,608)	(958,811)
Amortization of net profits interest	(2,164,590)	(2,207,113)	(2,466,415)
Trust corpus, end of year	$12,487,586	$10,583,308	$7,909,468
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
The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders pursuant to a conveyance from MV Partners to the Trust. The term net profits interest is an interest in underlying properties consisting of MV Partners’ net interests in all of its oil and natural gas properties located in the Mid-Continent region in the states of Kansas and Colorado (the “underlying properties”). These oil and gas properties include approximately 860 producing oil and gas wells.
The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (MMBoe) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s 80% net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2021, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to MV Partners’ interest from the sale of 12.9 MMBoe of production from the underlying properties (which amount is the equivalent of 10.3 MMBoe with respect to the Trust’s net profits interest).
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
1.Basis of accounting
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
No new accounting pronouncements have been adopted or issued during the year ended December 31, 2021 that would impact the financial statements of the Trust.
2.Cash equivalents
For purposes of these statements, the Trust considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
3.Use of estimates
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

NOTE C — NET PROFITS INTEREST
The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and is calculated as follows:
Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675
NOTE D — INCOME FROM NET PROFITS INTEREST
	Year ended December 31,
	2019	2020	2021
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$16,242,566	$8,488,053	$15,098,607
Times net profits interest over the term of the Trust	80%	80%	80%
Income from net profits interest before reserve adjustments	12,994,052	6,790,443	12,078,886
MV Partners reserve for future capital expenditures(2)	—	—	—
Income from net profits interest(3)	$12,994,052	$6,790,443	$12,078,886

(1)
Pursuant to the conveyance of the net profits interest, direct operating expenses, lease equipment and development costs are deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the conveyance of the net profits interest, MV Partners can reserve up to $1,000,000 for future exploration, development, maintenance or operating expenditures at any time. The reserve balance was $1,000,000 at December 31, 2019, 2020 and 2021, respectively.

(3)
The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production; thus, the cash received by the Trust during the year ended December 31, 2019 substantially represents the production by MV Partners from September 2018 through August 2019 and the cash received by the Trust during the year ended December 31, 2020 substantially represents the production by MV Partners from September 2019 through August 2020 and the cash received by the Trust during the year ended December 31, 2021 substantially represents the production by MV Partners from September 2020 through August 2021.

For the years ended December 31, 2019, 2020 and 2021, MV Purchasing, LLC, which we refer to herein as “MV Purchasing,” purchased 75%, 73% and 73%, respectively, of the production sold from the underlying properties. MV Purchasing is majority owned by the indirect equity owners of MV Partners. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.
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
Date paid	Period covered	Distribution per unit	Reserve released (established)(1)
January 25, 2019	October 1, 2018 through December 31, 2018	$0.315	$—
April 25, 2019	January 1, 2019 through March 31, 2019	$0.215	—
July 25, 2019	April 1, 2019 through June 30, 2019	$0.305	—
October 25, 2019	July 1, 2019 through September 30, 2019	$0.215	—
January 24, 2020	October 1, 2019 through December 31, 2019	$0.190	$—
April 24, 2020	January 1, 2020 through March 31, 2020	$0.205	—
July 24, 2020	April 1, 2020 through June 30, 2020	$0.000(2)	440,532
October 23, 2020	July 1, 2020 through September 30, 2020	$0.095	(440,532)
January 25, 2021	October 1, 2020 through December 31, 2020	$0.110	$—
April 23, 2021	January 1, 2021 through March 31, 2021	$0.210	—
July 15, 2021	April 1, 2021 through June 30, 2021	$0.300	—
October 25, 2021	July 1, 2021 through September 30, 2021	$0.365	—

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

NOTE G — RELATED PARTY TRANSACTIONS
The Trust has entered into an administrative services agreement with MV Partners that obligates the Trust, throughout the term of the Trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the Trust relating to the net profits interest. The annual fee was a total of $99,904, $103,901 and $108,057 for 2019, 2020 and 2021, respectively, which will increase by 4% each year. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and MV Partners.

The Trust has entered into a Trust Agreement with the Trustee that obligates the Trust, throughout the term of the Trust, to pay to the Trustee a quarterly fee. The annual fee was a total of $150,000 for each of 2019, 2020 and 2021. In addition, the Trustee pays an annual fee of $2,500 to the Delaware trustee. The Trust Agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of a majority of the Trust unitholders.
NOTE H — ADVANCE FOR TRUST EXPENSES
Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2019, 2020 and 2021, the Trust did not borrow any money, and there were no prior borrowings that had not been repaid. Since the Trust uses the modified cash basis of accounting, a liability has not been recorded for any advances from MV Partners. The net advance is shown as an addition to Trust Corpus when the borrowing is made and is shown as a reduction to Trust Corpus when it is repaid.
MV Partners provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.
In November 2021, the Trustee notified MV Partners that the Trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities, commencing with the distribution payable in the first quarter of 2022. The Trustee intends to withhold a portion of the proceeds otherwise available for distribution each quarter to gradually build a cash reserve to approximately $1.265 million. This amount is in addition to the letter of credit in the amount of $1.8 million provided to the Trustee by MV Partners to protect the Trust against the risk that it does not have sufficient cash to pay future expenses. The Trustee may increase or decrease the targeted amount at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement.
NOTE I — OTHER EVENTS
Subsequent event
The first quarterly distribution for 2022 was $4,715,000, or $0.410 per Trust unit, and was made on January 25, 2022 to Trust unitholders owning Trust units as of January 14, 2022. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2021 through December 31, 2021. The Trustee withheld $105,417 for future expenses from the distribution towards the building of its $1.265 million cash reserve.
NOTE J — DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)
The Trust is required to disclose proved reserves in accordance with the SEC’s reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2019, 2020 and 2021 has been presented in accordance with these rules.
Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2019, 2020 and 2021 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the managers of MV Partners who operate the underlying properties, in accordance with the SEC’s rules and definitions. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” and “proved undeveloped” crude oil, natural gas, and natural gas liquids reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.
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
ESTIMATED QUANTITIES OF OIL AND GAS RESERVES
	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)	Total (Boe)
Proved reserves
Balance at December 31, 2018	3,660,804	163,233	4,784	3,691,119
Revisions of previous estimates	(92,603)	(53,659)	(2,519)	(103,183)
Production	(572,582)	(26,336)	(295)	(577,163)
Balance at December 31, 2019	2,995,619	83,238	1,970	3,010,773
Revisions of previous estimates	(675,943)	(39,480)	(1,207)	(683,308)
Production	(518,734)	(25,362)	(109)	(523,031)
Balance at December 31, 2020	1,800,942	18,396	654	1,804,434
Revisions of previous estimates	661,281	101,055	(247)	677,963
Production	(514,745)	(32,916)	(88)	(520,289)
Balance at December 31, 2021	1,947,478	86,535	319	1,962,108
Proved developed reserves
December 31, 2018	3,202,010	163,233	4,784	3,232,325
December 31, 2019	2,687,298	83,238	1,970	2,702,451
December 31, 2020	1,641,394	18,396	654	1,644,886
December 31, 2021	1,860,861	86,535	319	1,875,491
Proved undeveloped reserves
December 31, 2018	458,794	—	—	458,794
Proved undeveloped reserves converted to proved developed reserves by drilling	(177,697)	—	—	(177,697)
Additional proved undeveloped reserves added during 2019	27,366	—	—	27,366
Proved undeveloped reserves removed from drilling plan	—	—	—	—
Revisions of previous estimates	(142)	—	—	(142)
December 31, 2019	308,322	—	—	308,322
Proved undeveloped reserves converted to proved developed reserves by drilling	(27,049)	—	—	(27,049)

	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)	Total (Boe)
Additional proved undeveloped reserves added during 2020	8,186	—	—	8,186
Proved undeveloped reserves removed from drilling plan	(120,650)	—	—	(120,650)
Revisions of previous estimates	(9,260)	—	—	(9,260)
December 31, 2020	159,548	—	—	159,548
Proved undeveloped reserves converted to proved developed reserves by drilling	(68,621)	—	—	(68,621)
Additional proved undeveloped reserves added during 2021	9,981	—	—	9,981
Proved undeveloped reserves removed from drilling plan	(14,294)	—	—	(14,294)
Revisions of previous estimates	3	—	—	3
December 31, 2021	86,617	—	—	86,617

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
The Trust recognized net reductions to reserves for its share of MV Partners’ total during 2021 associated with the production of properties of 520,289 Boe. The Trust recognized net decreases to reserves of (4,313) Boe as a result of changes in the development plan. Additional increases to reserves of 682,276 Boe were a result of positive revisions due to higher commodity prices during 2021.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES
Estimates of future net cash flows from proved reserves of crude oil, natural gas, and natural gas liquids are computed using the average, first-day-of-the-month price during the 12-month period for 2019, 2020 and 2021.
	2019	2020	2021
Future cash inflows	$153,422,338	$63,107,344	$121,119,425
Future costs
Production	(86,214,240)	(44,907,531)	(65,037,972)
Development	(4,195,800)	(2,237,200)	(1,442,500)
Future net cash flows	63,012,298	15,962,613	54,638,953
Less 10% discount factor	(14,613,176)	(3,141,451)	(9,376,987)
Standardized measure of discounted future net cash flows	$48,399,122	$12,821,162	$45,261,966
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES
	2019	2020	2021
Standardized measure at beginning of year	$79,924,544	$48,399,122	$12,821,162
Net proceeds to the Trust	(12,994,052)	(6,790,443)	(12,078,886)
Net changes in price and production costs	(24,930,850)	(29,767,790)	28,017,592
Changes in estimated future development costs	(491,282)	1,385,798	(289,926)
Development costs incurred during the year	2,022,434	284,000	1,002,600
Revisions of quantity estimates	(1,517,858)	(5,317,854)	15,737,944
Accretion of discount	7,992,454	4,839,912	1,282,116
Changes in production rates, timing and other(1)	(1,606,434)	(211,583)	(1,230,636)
Standardized measure at end of year	$48,399,122	$12,821,162	$45,261,966

(1)
The Trust’s changes in standardized measure of discounted future net cash flows attributable to production rates, timing and other primarily represents changes in the Trust’s estimates of when proved reserve quantities will be realized. During the years ended December 31, 2019, 2020 and 2021, the operator changed its development drilling capital plans, which had the effect of altering the estimated timing of development and then the ultimate realization of undeveloped proved reserves.

The average, first-day-of-the-month price during the 12-month period for 2019, 2020 and 2021 used in determining future net revenues related to the standardized measure calculation are as follows:
	2019	2020	2021
Oil (per Bbl)	$51.14	$35.02	$62.06
Gas (per Mcf)	$2.12	$1.64	$2.91
NGL (per Bbl)	$25.51	$12.62	$21.23
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
Changes in Internal Control Over Financial Reporting.   During the fourth quarter ended December 31, 2021, there has been no change in the trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee’s internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.
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
As of December 31, 2021, the trustee assessed the effectiveness of the trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2021, based on those criteria.
Item 9B.   Other Information.
None.
Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

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
Item 11.    Executive Compensation.
During the years ended December 31, 2021, 2020 and 2019, the trustee received compensation from the trust in the amount of $150,000 each year. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of our trust units as of March 17, 2022 by each person who, to our knowledge, beneficially owns more than 5% of the outstanding trust units.
Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
MV Energy, LLC(2)	2,875,000	25.0%
VAP-I, LLC(2)	1,437,500	12.5%
Robert J. Raymond(3)	1,016,114	8.8%

(1)
Based on 11,500,000 trust units outstanding as of March 17, 2022.

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
Administrative Services Agreement
The trust has entered into an administrative services agreement with MV Partners that obligates the trust, throughout the term of the trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the trust relating to the net profits interest. The annual fee was a total of $108,057 for 2021, which will increase by 4% each year. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and MV Partners.
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
The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust’s financial statements for 2020 and 2021 and fees billed for other services rendered by Grant Thornton LLP.
	2020	2021
Audit fees	$220,500	$225,750
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$220,500	$225,750

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
March 17, 2022
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