Form 10-Q
period 2022-09-30
MV Oil Trust
filed 2022-11-10
CIK 1371782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2022

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

As of November 10, 2022, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Income from net profits interest	$8,674,430	$3,675,902	$19,001,716	$7,625,028
Cash on hand used (withheld) for Trust expenses	(426,776)	(44,651)	(591,111)	252,007
General and administrative expenses (1)	(197,654)	(181,251)	(758,105)	(747,035)
Distributable income	$8,050,000	$3,450,000	$17,652,500	$7,130,000
Distributions per Trust unit (11,500,000 Trust units issued and outstanding at September 30, 2022 and 2021)	$0.700	$0.300	$1.535	$0.620

(1)	Includes $28,095 and $27,014 paid to MV Partners, LLC during the three months ended September 30, 2022 and 2021, respectively, and $84,284 and $107,018 during the nine months ended September 30, 2022 and 2021, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended September 30, 2022 and 2021 and $112,500 during each of the nine months ended September 30, 2022 and 2021.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$888,257	$297,146
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(44,094,516)	(42,771,353)
Total assets	$7,177,416	$7,909,468
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at September 30, 2022 and December 31, 2021	$7,177,416	$7,909,468

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Trust corpus, beginning of period	$7,201,818	$8,969,666	$7,909,468	$10,583,308
Income from net profits interest	8,674,430	3,675,902	19,001,716	7,625,028
Cash distributions	(8,050,000)	(3,450,000)	(17,652,500)	(7,130,000)
Trust expenses	(197,654)	(181,251)	(758,105)	(747,035)
Amortization of net profits interest	(451,178)	(676,320)	(1,323,163)	(1,993,304)
Trust corpus, end of period	$7,177,416	$8,337,997	$7,177,416	$8,337,997

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

The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (“MMBoe”) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. As of September 30, 2022, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to MV Partners’ interest from the sale of 13.3 MMBoe of production from the underlying properties (which amount is the equivalent of 10.7 MMBoe with respect to the Trust’s net profits interest).

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

Note 2—Basis of Presentation

The accompanying Condensed Statements of Assets and Trust Corpus as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and September 30, 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements were adopted or issued during the quarter ended September 30, 2022 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Excess of revenues over direct operating expenses and lease equipment and development costs (1)	$10,843,038	$4,594,878	$23,752,145	$9,531,285
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	8,674,430	3,675,902	19,001,716	7,625,028
MV Partners reserve for future capital expenditures (2)	–	–	–	–
Income from net profits interest (3)	$8,674,430	$3,675,902	$19,001,716	$7,625,028

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by MV Partners during the March through May production periods for the three months ended September 30, 2022 and 2021, respectively, and during each of the September through May production periods for the nine months ended September 30, 2022 and 2021, respectively. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three and nine months ended September 30, 2022 and 2021, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $1.0 million at September 30, 2022 and 2021.

(3)	The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended September 30, 2022 substantially represents the production by MV Partners from March 2022 through May 2022, and the cash received by the Trust during the three months ended September 30, 2021 substantially represents the production by MV Partners from March 2021 through May 2021. The cash received by the Trust during the nine months ended September 30, 2022 substantially represents the production by MV Partners from September 2021 through May 2022, and the cash received by the Trust during the nine months ended September 30, 2021 substantially represents the production by MV Partners from September 2020 through May 2021.

For the three and nine months ended September 30, 2022 and 2021, MV Purchasing, LLC, which is majority-owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market-sensitive pricing.

Note 6—Income Taxes

The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 7—Distributions to Unitholders

MV Partners makes quarterly payments of the net profits interest to the Trust. The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 25th day of the month following the end of each quarter to the Trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to the preceding quarter, over the expenses of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust. As previously disclosed, the Trustee intends to build a cash reserve of approximately $1.265 million for the payment of future known, anticipated or contingent expenses or liabilities. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

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

The third quarterly distribution during 2022 was $8,050,000, or $0.700 per Trust unit, and was made on July 25, 2022 to Trust unitholders owning Trust units as of July 15, 2022. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from April 1, 2022 through June 30, 2022. The Trustee withheld $421,668 from the net proceeds otherwise available for distribution towards the building of the cash reserve described above.

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

Note 8—Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended September 30, 2022 and 2021, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

The fourth quarterly distribution during 2022 was $7,877,500, or $0.685 per Trust unit, and was made on October 25, 2022 to Trust unitholders owning Trust units as of October 17, 2022. Such distribution included the net proceeds of production collected by MV Partners from July 1, 2022 through September 30, 2022. The Trustee withheld $105,417 from the net proceeds otherwise available for distribution towards the building of the cash reserve described in Note 7.

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

Results of Operations

Results of Operations for the Quarters Ended September 30, 2022 and 2021

The cash received by the Trust from MV Partners during the quarter ended September 30, 2022 substantially represents the production by MV Partners from March 2022 through May 2022. The cash received by the Trust from MV Partners during the quarter ended September 30, 2021 substantially represents the production by MV Partners from March 2021 through May 2021. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest before reserve adjustments increased $4,998,528 to $8,674,430 for the quarter ended September 30, 2022 from $3,675,902 for the quarter ended September 30, 2021. The increase was primarily due to a $6,248,160 increase in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $10,843,038 from $4,594,878 for the same period in the prior year. These amounts were reduced by a Trust holdback for future expenses of $624,430 and $225,902 for the quarters ended September 30, 2022 and 2021, respectively. This increase of $398,528 is primarily the result of the Trustee’s decision to build a cash reserve of approximately $1.265 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust, commencing with the distribution payable in the first quarter of 2022. The Trustee paid general and administrative expenses of $197,654 and $181,251 for the quarters ended September 30, 2022 and 2021, respectively. During the quarters ended September 30, 2022 and 2021, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the quarter ended September 30, 2022 of $8,050,000, an increase of $4,600,000 from $3,450,000 for the quarter ended September 30, 2021.

The average price received for crude oil sold was $102.67 per Bbl and the average price received for natural gas sold was $5.00 per Mcf for the period from April 1, 2022 through June 30, 2022. The average price received for crude oil sold was $58.47 per Bbl and the average price received for natural gas sold was $2.36 per Mcf for the period from April 1, 2021 through June 30, 2021.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from April 1, 2022 through June 30, 2022 were 125,478 Bbls of oil, 5,880 Mcf of natural gas and 24 Bbls of natural gas liquids, for a total of 126,474 barrels of oil equivalent. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from April 1, 2021 through June 30, 2021 were 131,830 Bbls of oil, 7,468 Mcf of natural gas and 17 Bbls of natural gas liquids, for a total of 133,086 barrels of oil equivalent.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The cash received by the Trust from MV Partners during the nine months ended September 30, 2022 substantially represents the production by MV Partners from September 2021 through May 2022. The cash received by the Trust from MV Partners during the nine months ended September 30, 2021 substantially represents the production by MV Partners from September 2020 through May 2021. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest increased $11,376,688 to $19,001,716 for the nine months ended September 30, 2022 from $7,625,028 for the nine months ended September 30, 2021. The increase was primarily due to a $14,220,860 increase in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $23,752,145 from $9,531,285 for the same period in the prior year. These amounts were reduced by a Trustee holdback for future expenses of $1,349,215 and $495,028 for the nine months ended September 30, 2022 and 2021, respectively. This increase is primarily the result of the Trustee’s decision to build a cash reserve of approximately $1.265 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust, commencing with the distribution payable in the first quarter of 2022. The Trustee paid general and administrative expenses of $758,105 and $747,035 for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the nine months ended September 30, 2022 of $17,652,500, an increase of $10,522,500 from $7,130,000 for the nine months ended September 30, 2021.

The average price received for crude oil sold was $84.43 per Bbl and the average price received for natural gas sold was $4.77 per Mcf for the period from October 1, 2021 through June 30, 2022. The average price received for crude oil sold was $47.15 per Bbl and the average price received for natural gas sold was $2.05 per Mcf for the period from October 1, 2020 through June 30, 2021.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2021 through June 30, 2022 were 367,336 Bbls of oil, 21,179 Mcf of natural gas and 65 Bbls of natural gas liquids, for a total of 370,908 barrels of oil equivalent. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2020 through June 30, 2021 were 388,307 Bbls of oil, 23,362 Mcf of natural gas and 64 Bbls of natural gas liquids, for a total of 392,242 barrels of oil equivalent.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of September 30, 2022, $888,257 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and nine months ended September 30, 2022 and 2021, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

As previously disclosed, the Trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities. The Trustee intends to withhold a portion of the proceeds otherwise available for distribution each quarter to gradually build a cash reserve to approximately $1.265 million. This amount is in addition to the $1.8 million letter of credit described above. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. Through November 10, 2022, the Trustee has withheld a total of $737,919 from the proceeds otherwise available for distribution towards the building of the cash reserve described above.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. As of September 30, 2022, $1.0 million was held by MV Partners as a capital reserve.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2022, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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
Date: November 10, 2022

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