Form 10-K
period 2022-12-31
MV Oil Trust
filed 2023-03-16
CIK 1371782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the 8,625,000 Units of Beneficial Interest in MV Oil Trust held by non-affiliates of the registrant, computed using the closing sales price of $11.25 on June 30, 2022, was approximately $97,031,250.
As of March 16, 2023, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.
Documents Incorporated By Reference: None

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, which we refer to herein as this “Form 10-K,” contains forward-looking statements about MV Partners, LLC, which we refer to herein as “MV Partners,” and MV Oil Trust, which we refer to herein as the “trust,” that are subject to risks and uncertainties and that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” All statements other than statements of historical fact included in this document, including, without limitation, statements under “Business” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of MV Partners and the trust, are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Forward-looking statements are subject to risks and uncertainties and include statements pertaining to future development activities and costs and other statements in this Form 10-K that are prospective and constitute forward-looking statements.
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

•
the impact of the COVID-19 pandemic and the measures implemented to contain it;

•
the actions of the Organization of Petroleum Exporting Countries (“OPEC”);

•
the armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may have on the global oil and natural gas markets;

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
a.
Future cash inflows.   These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2020, 2021 and 2022 of oil and gas relating to the enterprise’s proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

PART I
Item 1.   Business.
General
MV Oil Trust, which we refer to herein as the “trust,” was formed in August 2006 by MV Partners, LLC, which we refer to herein as “MV Partners.” Much of the information disclosed herein has been provided to the trust by MV Partners, including information associated with the underlying properties such as production and well counts, major producing areas, customer relationships, competition, marketing and post-production services, and certain information on which reserve data is based.
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
On January 24, 2007, MV Partners and the trust completed an initial public offering of units of beneficial interest in the trust, which we refer to herein as the “trust units.” In connection with the completion of the initial public offering of trust units, on January 24, 2007, MV Partners conveyed a term net profits interest to the trust that represents the right to receive 80% of the net proceeds (calculated as described below) from all of MV Partners’ interests in oil and natural gas properties as of January 24, 2007, which is referred to herein as the “net profits interest.” These properties are located in the Mid-Continent region in the States of Kansas and Colorado. MV Partners’ net interests in such properties, after deduction of all royalties and other burdens on production thereon as of January 24, 2007, is referred to herein as the “underlying properties.” As of December 31, 2022, the underlying properties produced predominantly oil from approximately 860 wells, and the projected reserve life of the underlying properties was over 44 years. Based on the summary prepared by Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, which we refer to herein as “CG&A,” of its reserve report as of December 31, 2022 for the trust, which is summarized herein under “— Description of the Underlying Properties — Reserves” and is referred to herein as the “reserve report,” the net profits interest would entitle the trust to receive net proceeds from the sale of production of not less than 11.5 MMBoe of proved reserves during the term of the trust, calculated as 80% of the proved reserves attributable to the underlying properties expected to be produced during the term of the trust. Of these reserves, approximately 96% were classified as proved developed producing reserves as of December 31, 2022. Production volumes from the underlying properties for the year ended December 31, 2022 were approximately 99% oil and approximately 1% natural gas and natural gas liquids. The underlying properties are all located in mature fields that are characterized by long production histories and numerous additional development opportunities to help reduce the natural decline in production from the underlying properties.
The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the trust will soon thereafter wind up its affairs and terminate. As of December 31, 2022, cumulatively, since inception, the trust has received payment for approximately 10.8 MMBoe of the trust’s 11.5 MMBoe interest. The gross proceeds used to calculate the net profits interest is based on prices realized for oil, natural gas and natural gas liquids attributable to the underlying properties for each calendar quarter during the term of the net profits interest. In calculating the net proceeds used to calculate the net profits interest, MV Partners deducts from the gross proceeds from the underlying properties all lease operating expenses, maintenance expenses and capital expenditures (including the cost of workovers and recompletions, drilling costs and development costs), amounts that may be reserved for future expenditures (which reserve amounts may not exceed $1.0 million in the aggregate at any given time), post-production costs and production and property taxes paid by MV Partners.
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
Description of the Trust Units
Each trust unit is a unit of beneficial interest in the trust and is entitled to receive cash distributions from the trust on a pro rata basis. Each trust unitholder has the same rights regarding each of his trust units as every other trust unitholder has regarding his units. The trust units are in book-entry form only and are not represented by certificates. The trust had 11,500,000 trust units outstanding as of March 16, 2023.
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
Unless otherwise advised by counsel or the Internal Revenue Service, which we refer to herein as the “IRS,” the trustee will treat the income and expenses of the trust for each quarter as belonging to the trust unitholders of record on the quarterly record date. For federal income tax purposes, trust unitholders must take into account items of income, gain, loss, deduction and credit consistent with their methods of accounting and without regard to the taxable year or accounting method employed by the trust and without regard to the quarter in which the trust makes distributions related to those items to the trust unitholders. Variances between taxable income and cash distributions may occur. For example, the trustee could establish a reserve in one quarter using funds that would be included in income in the quarter in which the reserve is created but may not result in a tax deduction or a distribution until a later quarter or possibly in a later taxable year. Similarly, the trustee could also make a payment in one quarter that would be amortized for income tax purposes over several quarters. See “— Federal Income Tax Matters.”
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
Duration of the Trust; Sale of the Net Profits Interest
The trust will remain in existence until shortly after the liquidation date, which is the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest). The net profits interest will terminate on the liquidation date, at which point the trust will dissolve and commence winding up its business and affairs.
The trust will dissolve and commence winding up its business and affairs prior to the liquidation date if:

•
the trust sells the net profits interest;

•
annual cash proceeds received by the trust attributable to the net profits interest are less than $1 million for each of two consecutive years;

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
The amounts paid to the trust for the net profits interest are based on the definitions of “gross proceeds” and “net proceeds” contained in the conveyance and described below. Under the conveyance, net proceeds are computed quarterly, and 80% of the aggregate net proceeds attributable to a computation period will be paid to the trust on or before the 25th day of the month following the computation period. MV Partners will not pay to the trust any interest on the net proceeds held by MV Partners prior to payment to the trust. The trustee will make distributions to trust unitholders quarterly, if sufficient funds are available. See “— Description of the Trust Units — Distributions and Income Computations.”
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

During each twelve-month period beginning on the later to occur of (1) June 30, 2023 and (2) the time when 13.2 MMBoe have been produced from the underlying properties and sold (which is the equivalent of 10.6 MMBoe in respect of the net profits interest), which we refer to herein, in either case, as the “Capital Expenditure Limitation Date,” the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for such twelve-month period may not exceed the Average Annual Capital Expenditure Amount. The “Average Annual Capital Expenditure Amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three twelve-month periods ending on the Capital Expenditure Limitation Date, divided by (y) three. Commencing on the Capital Expenditure Limitation Date, and each anniversary of the Capital Expenditure Limitation Date thereafter, the Average Annual Capital Expenditure Amount will be increased by 2.5% to account for expected increased costs due to inflation.
As is customary in the oil and natural gas industry, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $2.8 million in 2020, $3.2 million in 2021 and $3.3 million in 2022 for all of the underlying properties for which MV Partners was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.
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

Available Trust Tax Information
In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2022 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet, when available, can be obtained at http://mvo.q4web.com/home/default.aspx.
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
Estimates of the proved oil and gas reserves attributable to the trust as of December 31, 2020, 2021 and 2022 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, President, is the technical person at CG&A who is primarily responsible for overseeing CG&A’s preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 31 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).
Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2020, 2021 and 2022 is presented consistent with these requirements.
Proved Reserves of MV Oil Trust.   The following table sets forth, as of December 31, 2022, estimated proved reserves attributable to the trust derived from the reserve report. A summary of the reserve report is included below.
	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Oil equivalents (MBoe)
Proved Developed	1,493	73	—	1,505
Proved Undeveloped	56	—	—	56
Total Proved	1,549	73	—	1,561
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
	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2019	2,995	83	2	3,011
Revisions of previous estimates	(675)	(40)	(1)	(683)
Production	(519)	(25)	—	(523)
Balance, December 31, 2020	1,801	18	1	1,805
Revisions of previous estimates	662	102	(1)	677
Production	(515)	(33)	—	(520)
Balance, December 31, 2021	1,948	87	—	1,962
Revisions of previous estimates	95	11	—	97
Production	(494)	(25)	—	(498)
Balance, December 31, 2022	1,549	73	—	1,561

	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil Equivalents (MBoe)
Proved Developed Reserves:
Balance, December 31, 2019	2,687	83	2	2,703
Balance, December 31, 2020	1,641	18	1	1,645
Balance, December 31, 2021	1,861	87	—	1,875
Balance, December 31, 2022	1,493	73	—	1,505
Proved Undeveloped Reserves:
Balance, December 31, 2019	308	—	—	308
Proved undeveloped reserves converted to proved developed reserves by drilling	(27)	—	—	(27)
Additional proved undeveloped reserves added during 2020	8	—	—	8
Proved undeveloped reserves removed from drilling plan	(121)	—	—	(121)
Revisions of previous estimates	(8)	—	—	(8)
Balance, December 31, 2020	160	—	—	160
Proved undeveloped reserves converted to proved developed reserves by drilling	(69)	—	—	(69)
Additional proved undeveloped reserves added during 2021	10	—	—	10
Proved undeveloped reserves removed from drilling plan	(14)	—	—	(14)
Revisions of previous estimates	—	—	—	—
Balance, December 31, 2021	87	—	—	87
Proved undeveloped reserves converted to proved developed reserves by drilling	(31)	—	—	(31)
Additional proved undeveloped reserves added during 2022	27	—	—	27
Proved undeveloped reserves removed from drilling plan	(25)	—	—	(25)
Revisions of previous estimates	(2)	—	—	(2)
Balance, December 31, 2022	56	—	—	56

None of the proved undeveloped reserves have remained undeveloped for five years or more after they were initially disclosed as proved undeveloped reserves.
The reserves above represent the trust’s 80% net profits interest in the underlying properties for the remainder of the term of the trust.
The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the trust’s 80% net profits interest in the underlying properties as of December 31, 2022 for the remainder of the term of the trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2022 for the trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the trust’s estimated oil and natural gas reserves.

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	1,858.0	8.0	70.7	1,936.7
Gas (MMcf)	91.2	0.0	0.0	91.2
NGL (MBbl)	0.3	0.0	0.0	0.3
Revenue
Oil	$165,673.9	$710.7	$6,307.6	$172,692.2
Gas	556.4	0.0	0.0	556.4
NGL	12.2	0.0	0.0	12.2
Severance Taxes	915.6	31.9	212.7	1,160.3
Ad Valorem Taxes	3,874.9	42.6	313.3	4,230.8
Operating Expenses	65,033.2	21.5	717.4	65,772.0
Future Development Costs	306.4	270.0	733.3	1,309.6
80% NPI Net Operating Income(1)	$76,889.8	$275.7	$3,464.8	$80,630.3
80% Net Profits Interest (NPI)(2)	$66,083.2	$216.0	$2,912.6	$69,211.8

(1)
Before interest and taxes.

(2)
Discounted at 10%.

The net profits interest entitles the trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from the underlying properties. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold, and the trust will soon thereafter wind up its affairs and terminate. Based on the reserve report, CG&A estimated that the net profits interest would terminate on June 30, 2026 based on the calculation that 14.4 MMBoe would have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest) prior to this date.
Oil and gas prices were adjusted to a WTI Cushing oil price of $93.67 per Bbl and a Henry Hub natural gas price of $6.36 per MMbtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2022. The price adjustments were based on oil price differentials forecast at −$4.50 per Bbl for all properties. Oil price differentials were not escalated. Gas and NGL price differentials were forecast on a per property basis as provided by MV Partners and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by MV Partners. Expenses and investments were held constant in accordance with SEC rules and guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue, except for those Kansas producing properties that are severance tax exempt. Ad valorem taxes of 2.0% of total revenue were applied to each property as provided by MV Partners. Oil and gas conservation tax rates were applied to all Kansas properties at the applicable rates.
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
The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and eastern Colorado. The following is a summary of the approximate acreage of the underlying properties at December 31, 2022.
	Gross	Net
	(acres)
Developed Acreage:
El Dorado Area	15,165	15,153
Northwest Kansas Area	11,165	11,120
Other	20,030	16,382
Total	46,360	42,655
Undeveloped Acreage:	—	—
The following is a summary of the producing wells on the underlying properties as of December 31, 2022:
	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	785	770	64	9	849	779
Natural gas	3	2	1	—	4	2
Total	788	772	65	9	853	781
The following is a summary of the number of developmental wells drilled by MV Partners on the underlying properties during the last three years. MV Partners did not drill any exploratory wells during the periods presented.
	Year Ended December 31,
	2020		2021		2022
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	1	1	1	1	1	1
Natural gas wells	—	—	—	—	—	—
Non-productive	—	—	1	1	—	—
Total	1	1	2	2	1	1
During the years ended December 31, 2020, 2021 and 2022, MV Partners drilled, completed and commenced production with respect to 1, 1 and 1 wells, respectively, on the underlying properties. As of December 31, 2022, no wells were being drilled. Capital expenditures associated with converting proved undeveloped reserves to proved developed reserves for the year ended December 31, 2022, were approximately $433,000. MV Partners continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Planned Development and Workover Program.”

The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Sales volumes for natural gas liquids during the periods presented were not significant.
	Year Ended December 31,
	2020	2021	2022
Sales prices:
Oil (per Bbl)	$37.18	$61.31	$89.97
Natural gas (per Mcf)	$1.47	$2.85	$5.98
Lease operating expense (per Boe)	$17.91	$20.45	$22.67
Lease maintenance (per Boe)	$2.63	$3.57	$4.95
Lease overhead (per Boe)	$4.35	$5.01	$5.41
Production and property taxes (per Boe)	$1.18	$1.38	$1.64
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
Vess Oil and Murfin Drilling, as contract operators, generally sell production from the underlying properties to several purchasers, including MV Purchasing, LLC, which we refer to herein as “MV Purchasing,” under short-term arrangements using market sensitive pricing. MV Purchasing is majority owned by the indirect equity owners of MV Partners. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Two purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31,

2020, 2021 and 2022, MV Purchasing purchased 73%, 73% and 74%, respectively, of the production sold from the underlying properties. MV Partners does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser’s failure to pay for purchased crude oil could have a significant adverse impact on MV Partners’ business.
Oil production is typically transported by truck from the field to the closest gathering facility or refinery. MV Partners sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by MV Partners for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2020, 2021 and 2022 was $4.25, $4.52 and $4.17 per barrel, respectively.
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
Sale and Abandonment of Underlying Properties
MV Partners and any transferee of any of the underlying properties will have the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between MV Partners and the trust in determining whether a well is capable of producing in commercially paying quantities, MV Partners is required under the conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. For the years ended December 31, 2020, 2021 and 2022, MV Partners plugged and abandoned 9, 18 and 6 wells, respectively, based on its determination that such wells were no longer economical to operate or restore to production.
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
FERC Regulation
Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the Federal Energy Regulatory Commission, or the “FERC,” under the Natural Gas Act of 1938, or NGA, the Natural Gas Policy Act of 1978, or “NGPA,” and regulations issued under those statutes. Over the last two decades, the FERC has issued orders and adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or “unbundle,” into individual components the various services offered on their systems, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these and other regulations to determine whether further changes are needed. In addition to rulemaking proceedings, the FERC establishes new policies and regulations through policy statements and adjudications of individual pipeline matters. Further, additional changes to regulations may occur based on actions taken by the United States Congress and/or the courts.
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
Although the price at which MV Partners sells oil, natural gas and natural gas liquids is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation, with regard to physical sales of natural gas and oil, MV Partners is required to observe anti-market manipulation laws and related regulations enforced by the FERC and/or the Commodity Futures Trading Commission and the Federal Trade Commission. If MV Partners were to violate the anti-market manipulation laws and regulations, MV Partners could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.
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
Waste Handling.   The Resource Conservation and Recovery Act, or “RCRA,” and comparable state statutes, regulate the generation, storage, treatment, transportation, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency, or the “EPA,” the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA as non-hazardous wastes. Nevertheless, it is possible that these wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. The EPA fulfilled its obligation under the consent decree by issuing a determination on April 23, 2019 that revisions to existing RCRA Subtitle D regulations governing oil and natural gas wastes are not necessary, along with a report supporting that determination. Any future change in the exclusion for such wastes could potentially result in an increase in the cost of managing and disposing of those wastes.
Comprehensive Environmental Response, Compensation and Liability Act.   The Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA,” also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be jointly and severally responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and then to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment.
The underlying properties may have been used for oil and natural gas exploration and production for many years. Although MV Partners believes that it has utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been disposed of or released on or under the properties, or on or under other locations, including off-site locations, where such substances have been taken for treatment or disposal. In addition, the underlying properties may have been operated by third parties or by previous owners or operators whose treatment and disposal or release of hazardous substances, wastes or hydrocarbons was not under MV Partners’ control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under these laws, MV Partners could be required to investigate, remove or remediate previously disposed wastes, to clean up contaminated property and to perform response actions to prevent future contamination.
Water Discharges.   The federal Clean Water Act, or “CWA,” and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and waters of the state, respectively. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the analogous state agency. The discharge of wastewater from most onshore oil and gas activities exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly owned treatment works, or “POTW.” Unconventional extraction facilities are in certain circumstances allowed by federal regulations to send wastewater to an off-site private centralized wastewater treatment, or “CWT,” facility in most circumstances. CWT facilities can either discharge treated water directly to surface waters or send it to a POTW. In 2018, the EPA concluded a study of the treatment and discharge of oil and gas wastewater that could lead to changes in requirements for discharge of produced water under federal regulations, including more stringent requirements or a prohibition on discharge of produced water from CWT facilities. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.
The discharge of dredge and fill material in waters of the United States, including wetlands, is also prohibited unless authorized by a permit issued under CWA Section 404 by the U.S. Army Corps of Engineers, or “USACE.” CWA Section 401 provides that the applicant for an individual Section 404 USACE permit for the discharge of dredge and fill material must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances, this process could result in a delay in issuance of the permit, more stringent permit requirements, or denial of the permit.

How the EPA and the USACE define “waters of the United States,” or “WOTUS,” which defines the extent of geographic jurisdiction under the CWA, can impact MV Partners’ regulatory and permitting obligations under the CWA. In 2023, the EPA and the USACE issued a final rule, or the “2023 rule,” that is described by the EPA and the USACE as following the 1986 regulations as modified by subsequent U.S. Supreme Court decisions and guidance issued by the EPA and USACE interpreting the decisions. The 2023 rule is already subject to litigation, including motions for preliminary injunctions to prevent the 2023 rule from going into effect. One issue raised in the litigation is that a U.S. Supreme Court decision in the Sackett II case is expected in mid-2023 and will likely address the definition of wetlands in the 2023 rule. MV Partners’ regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the pending litigation over the 2023 rule and expected Supreme Court decision.
USACE Nationwide Permits, or “NWPs,” are a streamlined form of permitting used to authorize development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA and/or Rivers and Harbors Act. The current administration has stated an intention to re-visit NWP 12, which is used to authorize regulated impacts related to construction of oil and gas pipelines, through notice and comment rulemaking before its current expiration date of February 2026. In addition, a federal court in Washington, D.C. is currently hearing a challenge to NWP 12. Revisions to NWP 12 by USACE or an adverse decision in Washington, D.C. may restrict or remove the ability to use NWP 12 to permit regulated impacts, resulting in the need to apply for a more time-consuming individual permit. This could result in additional cost and time for permitting projects.
The Oil Pollution Act of 1990, or the “OPA,” as amended, which amends the CWA, establishes standards for prevention, containment and cleanup of oil spills into waters of the United States. The OPA requires measures to be taken to prevent the accidental discharge of oil into waters of the United States from onshore production facilities. Measures under the OPA and the CWA include inspection and maintenance programs to minimize spills from oil storage and conveyance systems; the use of secondary containment systems to prevent spills from reaching nearby waterbodies; proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill; and the development and implementation of spill prevention, control and countermeasure, or “SPCC,” plans to prevent and respond to oil spills. The OPA also subjects owners and operators of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill. MV Partners has developed and implemented SPCC plans for the underlying properties as required under the CWA.
Air Emissions.   The federal Clean Air Act, or “CAA,” and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources and has recently proposed rules that define the terms used to determine whether a source is considered to be a major source under the CAA. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012, the EPA adopted federal New Source Performance Standards, or “NSPS,” that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA published a second NSPS for oil and gas sources that requires operators to reduce volatile organic compound (and methane) emissions from certain oil and gas facilities, including production, processing, transmission and storage activities, that are constructed, modified, or reconstructed after September 18, 2015. More recently, the EPA issued a November 15, 2021 proposal and a November 11, 2022 supplemental proposal that would establish volatile organic compound and methane emissions standards for oil and gas sources that are constructed, modified, or reconstructed after November 15, 2021, as well as a set of volatile organic compound and methane emissions guidelines that would apply to existing oil and gas sources for the first time under the CAA. The EPA plans to issue a final rule from the pending proposal in 2023.

The EPA is also charged with establishing National Ambient Air Quality Standards, or “NAAQS,” the implementation of which can indirectly impact MV Partners’ operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. The current administration will have an opportunity to revisit the ozone NAAQS. State or federal implementation of the NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit MV Partners’ ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.
Climate Change.   There has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. In response to findings that emissions of carbon dioxide, methane and other greenhouse gases, or “GHGs,” may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis.
In December 2015, the EPA finalized rules that added new sources to the scope of its GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain oil and gas facilities, including production, processing, transmission and storage activities, that are constructed, modified, or reconstructed after September 18, 2015, or the “Methane Rule.” More recently, the EPA issued a November 15, 2021 proposal and a November 11, 2022 supplemental proposal that would establish volatile organic compound and methane emissions standards for oil and gas sources that are constructed, modified, or reconstructed after November 15, 2021, as well as a set of volatile organic compound and methane emissions guidelines that would apply to existing oil and gas sources for the first time under the CAA. The EPA plans to issue a final rule from the pending proposal in 2023, which would then trigger a requirement for states to develop rules that will make the federal emissions guidelines enforceable as state rules over a three- to four-year period. The ultimate fate of the proposed GHG control requirements for existing oil and gas sources is unclear. Nevertheless, regulations promulgated under the CAA may require MV Partners to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.
Laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on the future operations of MV Partners if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. More recently, activists concerned about the potential effects of climate change have pressured financial institutions and other sources of capital to restrict investment in oil and gas activities which could make it more difficult to secure funding for oil and gas exploration and production. In addition to potential impacts on MV Partners’ operations directly or indirectly resulting from climate-change legislation or regulations, MV Partners’ operations also could be negatively affected by climate-change related physical changes or changes in weather patterns including drought and severe storms. At this time, it is not possible to estimate accurately how potential future laws or regulations addressing GHG emissions would impact the operations of MV Partners.
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
In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, or the “Working Group,” which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” In late 2022, the Working Group proposed to significantly increase the social cost of carbon used in assessing the costs and benefits of government actions.
The adoption and implementation of regulations imposing reporting obligations on, or limiting emissions of GHGs from, MV Partners’ equipment and operations could require MV Partners to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the oil and natural gas it produces. Legislation or regulations that may be adopted to address climate change could also affect the markets for MV Partners’ products by making its products more or less desirable than competing sources of energy. To the extent that its products are competing with higher GHG-emitting energy sources, MV Partners’ products may become more desirable in the market with more stringent limitations on GHG emissions. To the extent that its products are competing with lower GHG-emitting energy, MV Partners’ products may become less desirable in the market with more stringent limitations on greenhouse gas emissions. MV Partners cannot predict with any certainty at this time how these possibilities may affect its operations.
The operations of the underlying properties are not adversely impacted by the current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact the operations of the properties.
Endangered Species Act.   The federal Endangered Species Act, or “ESA,” restricts or prohibits activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the underlying properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. On August 27, 2019, the U.S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. In January 2021, President Biden issued an Executive Order announcing that the new administration would initiate a review of the 2019 amendments to the ESA rules. The Biden Administration has rescinded one of the rules adopted by the prior administration, dealing with critical habitat, and has stated its intention to revise other rules, but that has not yet occurred. Changes to these rules could make a federal review process occasioned by the application for permits, rights of way, or leases more complex. Designation of new species as threatened or endangered could cause MV Partners to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process. While some of MV Partners’ facilities or leased acreage may be located in areas that are designated as habitat for endangered or threatened species, MV Partners believes that it is in substantial compliance with the ESA.
National Environmental Policy Act.   The National Environmental Policy Act, or “NEPA,” requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions — such as permits, leases, and rights-of-way. The Trump Administration significantly revised the regulations implementing NEPA in 2020 in an effort to make the review process more efficient and more narrowly tailored to the agency’s specific action. The Biden Administration undertook an initial revision to the NEPA regulations which were finalized in 2022, essentially reverting to the pre-2020 rule language for a few elements of the rules. The White House Council on Environmental Quality, or “CEQ,” is expected to publish a round-two rulemaking in early 2023 that will make more significant revisions to the Trump-era rule. In addition, in early 2023 CEQ issued guidance to the federal agencies on how agencies should consider greenhouse gas emissions and climate impacts in the course of their reviews under NEPA. The 2022 regulatory changes may not have a significant impact on federal reviews related to MV Partners actions because the Trump Administration rule was never fully implemented by the agencies; however, the 2023 CEQ guidance may increase agency review times as may future regulatory changes.
OSHA and Other Laws and Regulation.   MV Partners is subject to the requirements of the federal Occupational Safety and Health Act, or “OSHA,” and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and comparable state statutes require in certain circumstances that information be maintained concerning hazardous materials used or produced in MV Partners’ operations and that this information be provided to employees, state and local government authorities and citizens. MV Partners believes that it is in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.
MV Partners believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the trust unitholders. For instance, MV Partners did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2020, 2021 and 2022. Additionally, MV Partners has informed the trust that MV Partners is not aware of any environmental issues or claims that will require material capital expenditures during 2023. However, there is no assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on the operations of the underlying properties and cash distributions to trust unitholders.
Item 1A.   Risk Factors.
Operating Risks
Prices of oil, natural gas and natural gas liquids fluctuate, and lower prices could reduce proceeds to the trust and cash distributions to trust unitholders.
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

•
the armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the global oil and gas markets;

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

Crude oil prices have been volatile during the last several years, and in 2022 ranged from a high of $123.70 to a low of $71.02. The NYMEX crude oil spot prices per Bbl were $48.52, $75.21 and $80.26 as of December 31, 2020, 2021 and 2022, respectively. Commodity prices displayed dramatic volatility in 2020, when the COVID-19 pandemic and various governmental actions taken to mitigate the impact of COVID-19 resulted in an unprecedented decline in demand for oil and natural gas. Although worldwide demand for oil, natural gas and natural gas liquids recovered in 2021 and 2022, governmental responses to COVID-19 remain dynamic, with certain countries, such as China, continuing to impose periodic lockdowns in response to rising case numbers. To the extent strains or variants of COVID-19 resurge, or if other epidemic or pandemic diseases or other public health event were to occur, the negative impact to global demand for oil, natural gas and natural gas liquids could be material. Neither MV Partners nor the trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of MV Partners and the financial condition of the trust could be materially and adversely affected.
The terms of the conveyance of the net profits interest prohibit MV Partners from entering into hedging arrangements for the benefit of the trust. As a result, the amounts of cash distributions by the trust may fluctuate significantly as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the effects of any changes in commodity prices.
Low prices of oil, natural gas and natural gas liquids will reduce the amount of the net proceeds to which the trust is entitled and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from wells on the underlying properties, or to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because the underlying properties are mature, with many of them being in production since the early 1900s, decreases in commodity prices could have a more significant effect on the economic viability of these properties compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well-to-well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to trust unitholders to fluctuate, and a substantial decline in the price of oil, natural gas or natural gas liquids, such as the significant and rapid decline that occurred in 2020, will reduce the amount of cash available for distribution to the trust unitholders.
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

Interruptions in production could have a material adverse effect on the trust’s financial condition, results of operations and cash flows, and could reduce the amount of cash distributions to trust unitholders.

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
Because the net proceeds payable to the trust are derived from the sale of depleting assets, the portion of the distributions to trust unitholders attributable to depletion may be considered to have the effect of a return of capital as opposed to a return on investment. Eventually, the underlying properties burdened by the net profits interest may cease to produce in commercially paying quantities and the trust may, therefore, cease to receive any distributions of net proceeds therefrom.

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
The trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the trust agreement, which would reduce net profits payable to the trust and distributions to trust unitholders.
The trust’s source of capital is the cash flows from the net profits interest. Pursuant to the trust agreement, the trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay expenses, which will reduce the amount of cash otherwise available for distribution to trust unitholders.
As previously disclosed, the trustee intends to build a reserve for the payment of future known, anticipated or contingent expenses or liabilities of the trust. Since January 2022, the Trustee has been withholding, and in the future intends to withhold, a portion of the proceeds otherwise available for distribution each quarter to build a cash reserve of approximately $1.265 million. The trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Through March 16, 2023, the trustee has withheld a total of $1,001,460 from the proceeds otherwise available for distribution towards the building of the cash reserve described above.
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
In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” Although it is not currently possible to predict how executive orders or any proposed or future state or federal greenhouse gas legislation or regulation will impact the business of MV Partners, any regulation of greenhouse gas emissions that may be imposed in areas in which MV Partners conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for MV Partners’ production.
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
None.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The trust units commenced trading on the New York Stock Exchange on January 19, 2007 under the symbol “MVO.” As of March 16, 2023, the 11,500,000 units outstanding were held by 11 unitholders of record.
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
Recent Sales of Unregistered Securities
There were no equity securities sold by the trust during the year ended December 31, 2022 that were not registered under the Securities Act of 1933, as amended, which we refer to herein as the “Securities Act.”
Purchases of Equity Securities
There were no purchases of trust units by the trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2022.
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
Critical Accounting Policies and Estimates
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
Comparison of Results of the Trust for the Years Ended December 31, 2022 and 2021
The following represents a discussion of the Comparison of Results of the Trust for the Years Ended December 31, 2022 and 2021. Refer to “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in the trust’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022 for a discussion of the Comparison of Results of the Trust for the Years Ended December 31, 2021 and 2020.
Income for the trust from the net profits interest was $27.2 million for the year ended December 31, 2022 compared to $12.1 million for the year ended December 31, 2021. The trustee withheld $1.7 million and $0.8 million for future trust expenses for the years ended December 31, 2022 and 2021, respectively.

General and administrative expense for the trust was $0.94 million for 2022 and $0.96 million for 2021. These factors resulted in distributable income of $25.5 million, or $2.220 per unit, in 2022 compared to $11.3 million, or $0.985 per unit, in 2021.
The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the trust during the year ended December 31, 2022 substantially represented the production by MV Partners from September 2021 through August 2022, and the cash received by the trust during the year ended December 31, 2021 substantially represented the production by MV Partners from September 2020 through August 2021. MV Partners computes net proceeds quarterly on a calendar basis and distributes to the trust 80% of the aggregate of such net proceeds attributable to a computation period on or before the 25th day of the month following the computation period. As a result, for the year ended December 31, 2022, the trust’s net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2021 through September 30, 2022. For the year ended December 31, 2021, the trust’s net profits interest represented the cash proceeds received by the trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2020 through September 30, 2021.
Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $34.0 million for the period from October 1, 2021 through September 30, 2022. The trust’s net profits interest (80%) of this total was $27.2 million for the year ended December 31, 2022. During the year ended December 31, 2022, MV Partners did not withhold or release any dollar amounts due to the trust from previously established cash reserves for future capital expenditures, which resulted in total cash proceeds received by the trust of $27.2 million for the year ended December 31, 2022.
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
The average price received for crude oil sold during 2022 was $87.86 per Bbl, while the average price received for crude oil sold during 2021 was $51.97 per Bbl. The average price received for natural gas sold during 2022 was $5.21 per Mcf, while the average price received for natural gas sold during 2021 was $2.22 per Mcf. The average prices for 2022 related to production by MV Partners from September 2021 through August 2022, and the average prices for 2021 related to production by MV Partners from September 2020 through August 2021.
The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2021 to September 30, 2022 were 496,767 Bbls of oil, 27,130 Mcf of natural gas and 82 Bbls of natural gas liquids, for a total of 501,342 Boe. The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2020 to September 30, 2021 were 519,518 Bbls of oil, 31,708 Mcf of natural gas and 94 Bbls of natural gas liquids, for a total of 524,864 Boe.
As noted above, the amounts reflected in the accompanying financial statements for the trust’s year ended December 31, 2022 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2021 through August 2022. The amounts reflected in the accompanying financial statements for the trust’s year ended December 31, 2021 reflect cash received by the trust during the year. Such cash is primarily derived from production by MV Partners from September 2020 through August 2021.
Liquidity and Capital Resources
Other than trust administrative expenses, including any reserves established by the trustee for future liabilities, the trust’s only use of cash is for distributions to trust unitholders. Administrative expenses include payments to the trustee as well as an annual administrative fee to MV Partners pursuant to the administrative services agreement. Each quarter, the trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the trustee) in that quarter, over the trust’s expenses paid for that quarter. Available funds are reduced by any cash the trustee decides to hold as a reserve against future expenses. As of December 31, 2022, the trustee held $298,295 as such a reserve, in addition to $737,919 of the $1.265 million cash reserve described below.
As previously disclosed, the trustee is building a reserve for the payment of future known, anticipated or contingent expenses or liabilities of the trust. Since January 2022, the Trustee has been withholding, and in the future intends to withhold, a portion of the proceeds otherwise available for distribution each quarter to build a cash reserve of approximately $1.265 million. This amount is in addition to the letter of credit in the amount of $1.8 million provided to the Trustee by MV Partners to protect the Trust against the risk that it does not have sufficient cash to pay future expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to trust unitholders, together with interest earned on the funds. Through March 16, 2023, the Trustee has withheld a total of $1,001,460 from the proceeds otherwise available for distribution towards the building of the cash reserve described above.
The trustee may cause the trust to borrow funds required to pay expenses if the trustee determines that the cash on hand and the cash to be received are insufficient to cover the trust’s liabilities. If the trust borrows funds, the trust unitholders will not receive distributions until the borrowed funds are repaid. During each of 2021 and 2022, the trust made no borrowings.
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
The development program that MV Partners currently intends to implement over the four years ending December 31, 2026 with respect to the underlying properties categorized as proved undeveloped reserves consists of recompletion and workover projects, and polymer workovers. The development program that MV Partners currently intends to implement over the next five years with respect to the underlying properties categorized as proved developed non-producing reserves consists of well-reactivation projects, injection well-workover projects, recompletion projects, and well-workover projects.
MV Partners expects total capital expenditures for the underlying properties during the four years ending December 31, 2026 will be approximately $1.3 million. Of this total, MV Partners contemplates spending approximately $0.3 million to drill a saltwater disposal well and approximately $1.0 million for recompletion and workovers of existing wells. MV Partners expects that these capital projects will add production that will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties. The trust is not directly obligated to pay any portion of any capital expenditures made with respect to the underlying properties; however, capital expenditures made by MV Partners with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the trust. As a result, the trust will indirectly bear an 80% (subject to certain limitations during the final three years of the trust, as described above under “Item 1. Business — Computation of Net Proceeds — Net Profits Interest”) share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the trust in respect of its net profits interest, which will have a corresponding effect on cash available for distribution to trust unitholders. As the cash received by the trust in respect of the net profits interest will be reduced by the trust’s pro rata share of these capital expenditures, MV Partners expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the trust on a basis that balances the impact of the capital expenditures on current cash distributions to the trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.
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

Item 8.   Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of MV Oil Trust
and The Bank of New York Mellon Trust Company, N.A., as Trustee
Opinion on the financial statements
We have audited the accompanying statements of assets and trust corpus of MV Oil Trust (the “Trust”) as of December 31, 2022 and 2021, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2022 and 2021, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2022, in conformity with the modified cash basis of accounting described in Note B to the financial statements.
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
Oklahoma City, Oklahoma
March 16, 2023

MV OIL TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS
	December 31,
	2021	2022
ASSETS
Cash and cash equivalents	$297,146	$1,036,214
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(42,771,353)	(44,536,335)
Total assets	$7,909,468	$6,883,554
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at December 31, 2021 and 2022	$7,909,468	$6,883,554
STATEMENTS OF DISTRIBUTABLE INCOME
	Year ended December 31,
	2020	2021	2022
Income from net profits interest	$6,790,443	$12,078,886	$27,204,590
Cash on hand used (withheld) for Trust expenses	(302,835)	207,425	(739,068)
General and administrative expense(1)	(852,608)	(958,811)	(935,522)
Distributable income	$5,635,000	$11,327,500	$25,530,000
Distributions per Trust unit (11,500,000 Trust units issued and outstanding for 2020, 2021 and 2022)	$0.490	$0.985	$2.220

(1)
Includes $102,902, $134,032 and $112,379 paid to MV Partners, LLC and $150,000, $150,000, and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2020, 2021 and 2022, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS
	Year ended December 31,
	2020	2021	2022
Trust corpus, beginning of year	$12,487,586	$10,583,308	$7,909,468
Income from net profits interest	6,790,443	12,078,886	27,204,590
Cash distributions	(5,635,000)	(11,327,500)	(25,530,000)
Trust expenses	(852,608)	(958,811)	(935,522)
Amortization of net profits interest	(2,207,113)	(2,466,415)	(1,764,982)
Trust corpus, end of year	$10,583,308	$7,909,468	$6,883,554
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
The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the liquidation date, which is the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (MMBoe) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s 80% net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2022, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to MV Partners’ interest from the sale of 13.5 MMBoe of production from the underlying properties (which amount is the equivalent of 10.8 MMBoe with respect to the Trust’s net profits interest).
The trust will dissolve prior to the liquidation date if:
(a)
the trust sells the net profits interest;

(b)
annual cash proceeds received by the trust attributable to the net profits interest are less than $1.0 million for each of two consecutive years;

(c)
the holders of a majority of the outstanding trust units vote in favor of dissolution; or

(d)
there is a judicial dissolution of the trust.

Upon dissolution, the trustee would sell all of the trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the trust unitholders.
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
No new accounting pronouncements have been adopted or issued during the year ended December 31, 2022 that would impact the financial statements of the Trust.
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

NOTE C — NET PROFITS INTEREST
The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and is calculated as follows:
Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675
NOTE D — INCOME FROM NET PROFITS INTEREST
	Year ended December 31,
	2020	2021	2022
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$8,488,053	$15,098,607	$34,005,736
Times net profits interest over the term of the Trust	80%	80%	80%
Income from net profits interest before reserve adjustments	6,790,443	12,078,886	27,204,590
MV Partners reserve for future capital expenditures(2)	—	—	—
Income from net profits interest(3)	$6,790,443	$12,078,886	$27,204,590

(1)
Pursuant to the conveyance of the net profits interest, direct operating expenses, lease equipment and development costs are deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the conveyance of the net profits interest, MV Partners can reserve up to $1,000,000 for future exploration, development, maintenance or operating expenditures at any time. The reserve balance was $1,000,000 at December 31, 2020, 2021 and 2022, respectively.

(3)
The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production; thus, the cash received by the Trust during the year ended December 31, 2020 substantially represents the production by MV Partners from September 2019 through August 2020 and the cash received by the Trust during the year ended December 31, 2021 substantially represents the production by MV Partners from September 2020 through August 2021 and the cash received by the Trust during the year ended December 31, 2022 substantially represents the production by MV Partners from September 2021 through August 2022.

For the years ended December 31, 2020, 2021 and 2022, MV Purchasing, LLC, which we refer to herein as “MV Purchasing,” purchased 73%, 73% and 74%, respectively, of the production sold from the underlying properties. MV Purchasing is majority owned by the indirect equity owners of MV Partners. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.
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
As previously disclosed, the Trustee intends to build a cash reserve of approximately $1.265 million for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to trust unitholders, together with interest earned on the funds.
Date paid	Period covered	Distribution per unit	Reserve released (established)(1)
January 24, 2020	October 1, 2019 through December 31, 2019	$0.190	$—
April 24, 2020	January 1, 2020 through March 31, 2020	$0.205	—
July 24, 2020	April 1, 2020 through June 30, 2020	$0.000(2)	440,532
October 23, 2020	July 1, 2020 through September 30, 2020	$0.095	(440,532)
January 25, 2021	October 1, 2020 through December 31, 2020	$0.110	$—
April 23, 2021	January 1, 2021 through March 31, 2021	$0.210	—
July 15, 2021	April 1, 2021 through June 30, 2021	$0.300	—
October 25, 2021	July 1, 2021 through September 30, 2021	$0.365	—
January 25, 2022	October 1, 2021 through December 31, 2021	$0.410	$—
April 25, 2022	January 1, 2022 through March 31, 2022	$0.425	—
July 25, 2022	April 1, 2022 through June 30, 2022	$0.700	—
October 25, 2022	July 1, 2022 through September 30, 2022	$0.685	—

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

NOTE G — RELATED PARTY TRANSACTIONS
The Trust has entered into an administrative services agreement with MV Partners that obligates the Trust, throughout the term of the Trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the Trust relating to the net profits interest. The annual fee, which increases by 4% each year, was a total of $103,901, $108,057 and $112,379 for 2020, 2021 and 2022, respectively. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and MV Partners.

The Trust has entered into a Trust Agreement with the Trustee that obligates the Trust, throughout the term of the Trust, to pay to the Trustee a quarterly fee. The annual fee was a total of $150,000 for each of 2020, 2021 and 2022. In addition, the Trustee paid an annual fee to the Delaware trustee of $2,750, $2,750 and $2,760 in 2020, 2021 and 2022, respectively. The Trust Agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of a majority of the Trust unitholders.
NOTE H — ADVANCE FOR TRUST EXPENSES
Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2020, 2021 and 2022, the Trust did not borrow any money, and there were no prior borrowings that had not been repaid. Since the Trust uses the modified cash basis of accounting, a liability has not been recorded for any advances from MV Partners. The net advance is shown as an addition to Trust Corpus when the borrowing is made and is shown as a reduction to Trust Corpus when it is repaid.
MV Partners provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.
As previously disclosed, the Trustee is building a reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. Since January 2022, the Trustee has been withholding, and in the future intends to withhold, a portion of the proceeds otherwise available for distribution each quarter to build the cash reserve to approximately $1.265 million. This amount is in addition to the letter of credit in the amount of $1.8 million provided to the Trustee by MV Partners to protect the Trust against the risk that it does not have sufficient cash to pay future expenses. The Trustee may increase or decrease the targeted amount at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to trust unitholders, together with interest earned on the funds. As of December 31, 2022, the Trustee has withheld a total of $737,919 from the proceeds otherwise available for distribution towards the building of this cash reserve, which is included in cash and cash equivalents on the accompanying Statements of Assets and Trust Corpus.
NOTE I — OTHER EVENTS
Subsequent event
The first quarterly distribution for 2023 was $4,715,000, or $0.410 per Trust unit, and was made on January 25, 2023 to Trust unitholders owning Trust units as of January 17, 2022. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2022 through December 31, 2022. The Trustee withheld $263,541 from the distribution towards the building of its $1.265 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust.
NOTE J — DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)
The Trust is required to disclose proved reserves in accordance with the SEC’s reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2020, 2021 and 2022 has been presented in accordance with these rules.
Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2020, 2021 and 2022 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the managers of MV Partners who operate the underlying properties, in accordance with the SEC’s rules and definitions. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” and “proved undeveloped” crude oil, natural gas, and natural gas liquids reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.
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
ESTIMATED QUANTITIES OF OIL AND GAS RESERVES
	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)	Total (Boe)
Proved reserves
Balance at December 31, 2019	2,995,619	83,238	1,970	3,010,773
Revisions of previous estimates	(675,943)	(39,480)	(1,207)	(683,308)
Production	(518,734)	(25,362)	(109)	(523,031)
Balance at December 31, 2020	1,800,942	18,396	654	1,804,434
Revisions of previous estimates	661,281	101,055	(247)	677,963
Production	(514,745)	(32,916)	(88)	(520,289)
Balance at December 31, 2021	1,947,478	86,535	319	1,962,108
Revisions of previous estimates	95,494	11,867	28	97,490
Production	(493,642)	(25,461)	(87)	(497,942)
Balance at December 31, 2022	1,549,330	72,941	260	1,561,656
Proved developed reserves
December 31, 2019	2,687,298	83,238	1,970	2,702,451
December 31, 2020	1,641,394	18,396	654	1,644,886
December 31, 2021	1,860,861	86,535	319	1,875,491
December 31, 2022	1,492,741	72,941	260	1,505,067
Proved undeveloped reserves
December 31, 2019	308,322	—	—	308,322
Proved undeveloped reserves converted to proved developed reserves by drilling	(27,049)	—	—	(27,049)
Additional proved undeveloped reserves added during 2020	8,186	—	—	8,186
Proved undeveloped reserves removed from drilling plan	(120,650)	—	—	(120,650)

	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)	Total (Boe)
Revisions of previous estimates	(9,260)	—	—	(9,260)
December 31, 2020	159,548	—	—	159,548
Proved undeveloped reserves converted to proved developed reserves by drilling	(68,621)	—	—	(68,621)
Additional proved undeveloped reserves added during 2021	9,981	—	—	9,981
Proved undeveloped reserves removed from drilling plan	(14,294)	—	—	(14,294)
Revisions of previous estimates	3	—	—	3
December 31, 2021	86,617	—	—	86,617
Proved undeveloped reserves converted to proved developed reserves by drilling	(31,444)	—	—	(31,444)
Additional proved undeveloped reserves added during 2022	26,746	—	—	26,746
Proved undeveloped reserves removed from drilling plan	(25,304)	—	—	(25,304)
Revisions of previous estimates	(26)	—	—	(26)
December 31, 2022	56,589	—	—	56,589

The Trust recognized net reductions to reserves for its share of MV Partners’ total during 2020 associated with the production of properties of 523,031 Boe. The Trust recognized net decreases to reserves of 112,464 Boe as a result of changes in the development plan. Additional reductions to reserves of 570,844 Boe were a result of negative revisions due to lower commodity prices during 2020.
The Trust recognized net reductions to reserves for its share of MV Partners’ total during 2021 associated with the production of properties of 520,289 Boe. The Trust recognized net decreases to reserves of (4,313) Boe as a result of changes in the development plan. Net increases to reserves of 682,276 Boe were a result of positive revisions due to higher commodity prices during 2021.
The Trust recognized net reductions to reserves for its share of MV Partners’ total during 2022 associated with the production of properties of 497,942 Boe. The Trust recognized net increases to reserves of 1,442 Boe as a result of changes in the development plan. Additional increases to reserves of 96,047 Boe were a result of positive revisions due to higher commodity prices during 2022.
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES
Estimates of future net cash flows from proved reserves of crude oil, natural gas, and natural gas liquids are computed using the average, first-day-of-the-month price during the 12-month period for 2020, 2021 and 2022.
	2020	2021	2022
Future cash inflows	$63,107,344	$121,119,425	$138,608,602
Future costs
Production	(44,907,531)	(65,037,972)	(56,930,542)
Development	(2,237,200)	(1,442,500)	(1,047,713)
Future net cash flows	15,962,613	54,638,953	80,630,347
Less 10% discount factor	(3,141,451)	(9,376,987)	(11,418,520)
Standardized measure of discounted future net cash flows	$12,821,162	$45,261,966	$69,211,827

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES
	2020	2021	2022
Standardized measure at beginning of year	$48,399,122	$12,821,162	$45,261,966
Net proceeds to the Trust	(6,790,443)	(12,078,886)	(27,204,589)
Net changes in price and production costs	(29,767,790)	28,017,592	39,987,484
Changes in estimated future development costs	1,385,798	(289,926)	(124,022)
Development costs incurred during the year	284,000	1,002,600	454,500
Revisions of quantity estimates	(5,317,854)	15,737,944	4,463,154
Accretion of discount	4,839,912	1,282,116	4,526,197
Changes in production rates, timing and other(1)	(211,583)	(1,230,636)	1,847,137
Standardized measure at end of year	$12,821,162	$45,261,966	$69,211,827

(1)
The Trust’s changes in standardized measure of discounted future net cash flows attributable to production rates, timing and other primarily represents changes in the Trust’s estimates of when proved reserve quantities will be realized. During the years ended December 31, 2020, 2021 and 2022, the operator changed its development drilling capital plans, which had the effect of altering the estimated timing of development and then the ultimate realization of undeveloped proved reserves.

The average, first-day-of-the-month price during the 12-month period for 2020, 2021 and 2022 used in determining future net revenues related to the standardized measure calculation are as follows:
	2020	2021	2022
Oil (per Bbl)	$35.02	$62.06	$89.17
Gas (per Mcf)	$1.64	$2.91	$6.10
NGL (per Bbl)	$12.62	$21.23	$37.47
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
Changes in Internal Control Over Financial Reporting.   During the fourth quarter ended December 31, 2022, there has been no change in the trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the trustee’s internal control over financial reporting. The trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.
Trustee’s Report on Internal Control Over Financial Reporting.   The trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), by the trust. The trust’s internal control over financial reporting is a process designed under the supervision of the trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the trust’s financial statements for external purposes in accordance with the accounting permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, which is a comprehensive basis of accounting other than generally accepted accounting principles.
As of December 31, 2022, the trustee assessed the effectiveness of the trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the trustee determined that the trust maintained effective internal control over financial reporting as of December 31, 2022, based on those criteria.
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
Item 11.
Executive Compensation.

During the years ended December 31, 2022, 2021 and 2020, the trustee received compensation from the trust in the amount of $150,000 each year. The trust does not have any executive officers. Because the trust does not have a board of directors, it does not have a compensation committee.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of the trust units as of March 16, 2023 by each person who, to the trust’s knowledge, beneficially owns more than 5% of the outstanding trust units.
Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
MV Energy, LLC(2)	2,875,000	25.0%
VAP-I, LLC(2)	1,437,500	12.5%
Robert J. Raymond(3)	1,016,114	8.8%

(1)
Based on 11,500,000 trust units outstanding as of March 16, 2023.

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
Administrative Services Agreement
The trust has entered into an administrative services agreement with MV Partners that obligates the trust, throughout the term of the trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the trust relating to the net profits interest. The annual fee, which increases by 4% each year, was a total of $112,379 for 2022. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the trustee and MV Partners.
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
The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the trust’s financial statements for 2021 and 2022 and fees billed for other services rendered by Grant Thornton LLP.
	2021	2022
Audit fees	$225,750	$237,771
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$225,750	$237,771

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
Filed or furnished herewith.

Item 16.   Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MV OIL TRUST
By:
The Bank of New York Mellon Trust Company, N.A., as Trustee

By:
/s/ Elaina C. Rodgers

Elaina C. Rodgers
Vice President
March 16, 2023
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