Form 10-Q
period 2023-06-30
MV Oil Trust
filed 2023-08-10
CIK 1371782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2023

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

As of August 10, 2023, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Income from net profits interest	$4,389,499	$5,242,605	$9,575,800	$10,327,285
Cash on hand withheld for Trust expenses	(179,663)	(126,276)	(318,461)	(164,335)
General and administrative expenses(1)	(242,336)	(228,829)	(574,839)	(560,450)
Distributable income	$3,967,500	$4,887,500	$8,682,500	$9,602,500
Distributions per Trust unit (11,500,000 Trust units issued and outstanding at June 30, 2023 and 2022)	$0.345	$0.425	$0.755	$0.835

(1)	Includes $29,219 and $28,095 paid to MV Partners, LLC during the three months ended June 30, 2023 and 2022, respectively, and $58,437 and $56,189 during the six months ended June 30, 2023 and 2022, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended June 30, 2023 and 2022 and $75,000 during each of the six months ended June 30, 2023 and 2022.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,354,675	$1,036,214
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(45,362,167)	(44,536,335)
Total assets	$6,376,183	$6,883,554
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at June 30, 2023 and December 31, 2022	$6,376,183	$6,883,554

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Trust corpus, beginning of period	$6,597,502	$7,487,964	$6,883,554	$7,909,468
Income from net profits interest	4,389,499	5,242,605	9,575,800	10,327,285
Cash distributions	(3,967,500)	(4,887,500)	(8,682,500)	(9,602,500)
Trust expenses	(242,336)	(228,829)	(574,839)	(560,450)
Amortization of net profits interest	(400,982)	(412,422)	(825,832)	(871,985)
Trust corpus, end of period	$6,376,183	$7,201,818	$6,376,183	$7,201,818

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

The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (“MMBoe”) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. As of June 30, 2023, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to MV Partners’ interest from the sale of 13.8 MMBoe of production from the underlying properties (which amount is the equivalent of 11.0 MMBoe with respect to the Trust’s net profits interest).

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

Note 2—Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and June 30, 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements were adopted or issued during the quarter ended June 30, 2023 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$5,486,874	$6,553,256	$11,969,751	$12,909,107
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	4,389,499	5,242,605	9,575,800	10,327,285
MV Partners reserve for future capital expenditures(2)	—	—	—	—
Income from net profits interest(3)	$4,389,499	$5,242,605	$9,575,800	$10,327,285

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by MV Partners during the December through February production periods for the three months ended June 30, 2023 and 2022, respectively, and during each of the September through February production periods for the six months ended June 30, 2023 and 2022, respectively. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three and six months ended June 30, 2023 and 2022, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $1.0 million at June 30, 2023 and 2022.

(3)	The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended June 30, 2023 substantially represents the production by MV Partners from December 2022 through February 2023, and the cash received by the Trust during the three months ended June 30, 2022 substantially represents the production by MV Partners from December 2021 through February 2022. The cash received by the Trust during the six months ended June 30, 2023 substantially represents the production by MV Partners from September 2022 through February 2023, and the cash received by the Trust during the six months ended June 30, 2022 substantially represents the production by MV Partners from September 2021 through February 2022.

For the three and six months ended June 30, 2023 and 2022, MV Purchasing, LLC, which is majority-owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market-sensitive pricing.

Note 6—Income Taxes

The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 7—Distributions to Unitholders

MV Partners makes quarterly payments of the net profits interest to the Trust. The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 25th day of the month following the end of each quarter to the Trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to the preceding quarter, over the expenses of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust. Beginning in the first quarter of 2022, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build an approximately $1.265 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. The targeted $1.265 million cash reserve was fully funded by April 2023 and is included in cash and cash equivalents on the accompanying Condensed Statements of Assets and Trust Corpus.

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

The second quarterly distribution during 2023 was $3,967,500, or $0.345 per Trust unit, and was made on April 25, 2023 to Trust unitholders owning Trust units as of April 17, 2023. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from January 1, 2023 through March 31, 2023. The Trustee withheld $263,540 from the net proceeds otherwise available for distribution towards the building of the cash reserve described above and with that amount, the targeted reserve was fully funded.

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

Note 8—Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended June 30, 2023 and 2022, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

The third quarterly distribution during 2023 was $3,737,500, or $0.325 per Trust unit, and was made on July 25, 2023 to Trust unitholders owning Trust units as of July 17, 2023. Such distribution included the net proceeds of production collected by MV Partners from April 1, 2023 through June 30, 2023.

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

Results of Operations

Results of Operations for the Quarters Ended June 30, 2023 and 2022

The cash received by the Trust from MV Partners during the quarter ended June 30, 2023 substantially represents the production by MV Partners from December 2022 through February 2023. The cash received by the Trust from MV Partners during the quarter ended June 30, 2022 substantially represents the production by MV Partners from December 2021 through February 2022. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest decreased $853,106 to $4,389,499 for the quarter ended June 30, 2023 from $5,242,605 for the quarter ended June 30, 2022. The decrease was primarily due to a $1,066,282 decrease in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $5,486,974 from $6,553,256 for the same period in the prior year. These amounts were reduced by a Trustee holdback for current Trust expenses of $158,459 and $249,688 for the quarters ended June 30, 2023 and 2022, respectively, and a Trustee holdback for future Trust expenses of $263,540 and $105,417 for the quarters ended June 30, 2023 and 2022, respectively. The Trustee paid general and administrative expenses of $242,336 and $228,829 for the quarters ended June 30, 2023 and 2022, respectively. During the quarters ended June 30, 2023 and 2022, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the quarter ended June 30, 2023 of $3,967,500, a decrease of $920,000 from $4,887,500 for the quarter ended June 30, 2022.

The average price received for crude oil sold was $73.03 per Bbl and the average price received for natural gas sold was $5.04 per Mcf for the period from January 1, 2023 through March 31, 2023. The average price received for crude oil sold was $77.53 per Bbl and the average price received for natural gas sold was $5.31 per Mcf for the period from January 1, 2022 through March 31, 2022.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from January 1, 2023 through March 31, 2023 were 117,365 Bbls of oil, 5,982 Mcf of natural gas and 23 Bbls of natural gas liquids, for a total of 118,377 barrels of oil equivalent. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from January 1, 2022 through March 31, 2022 were 114,429 Bbls of oil, 6,996 Mcf of natural gas and 24 Bbls of natural gas liquids, for a total of 115,610 barrels of oil equivalent.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

The cash received by the Trust from MV Partners during the six months ended June 30, 2023 substantially represents the production by MV Partners from September 2022 through February 2023. The cash received by the Trust from MV Partners during the six months ended June 30, 2022 substantially represents the production by MV Partners from September 2021 through February 2022. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest decreased $751,485 to $9,575,800 for the six months ended June 30, 2023 from $10,327,285 for the six months ended June 30, 2022. The decrease was primarily due to a $939,356 decrease in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $11,969,751 from $12,909,107 for the same period in the prior year. These amounts were reduced by a Trustee holdback for current Trust expenses of $366,219 and $513,952 for the quarters ended June 30, 2023 and 2022, respectively, and a Trustee holdback for future Trust expenses of $527,081 and $210,834 for the six months ended June 30, 2023 and 2022, respectively. The Trustee paid general and administrative expenses of $574,839 and $560,450 for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the six months ended June 30, 2023 of $8,682,500, a decrease of $920,000 from $9,602,500 for the six months ended June 30, 2022.

The average price received for crude oil sold was $76.95 per Bbl and the average price received for natural gas sold was $5.99 per Mcf for the period from October 1, 2022 through March 31, 2023. The average price received for crude oil sold was $74.97 per Bbl and the average price received for natural gas sold was $4.68 per Mcf for the period from October 1, 2021 through March 31, 2022.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2022 through March 31, 2023 were 241,669 Bbls of oil, 12,617 Mcf of natural gas and 44 Bbls of natural gas liquids, for a total of 243,801 barrels of oil equivalent. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2021 through March 31, 2022 were 241,858 Bbls of oil, 15,300 Mcf of natural gas and 41 Bbls of natural gas liquids, for a total of 244,434 barrels of oil equivalent.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of June 30, 2023, $1,354,675 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and six months ended June 30, 2023 and 2022, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Beginning in the first quarter of 2022, the trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build an approximately $1.265 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities. This amount is in addition to the $1.8 million letter of credit described above. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. The targeted $1.265 million cash reserve was fully funded as of April 25, 2023.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. As of June 30, 2023, $1.0 million was held by MV Partners as a capital reserve.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2023, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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

Date: August 10, 2023

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