Form 10-Q
period 2023-09-30
MV Oil Trust
filed 2023-11-09
CIK 1371782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2023

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

As of November 9, 2023, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Income from net profits interest	$3,939,158	$8,674,430	$13,514,958	$19,001,716
Cash on hand withheld for Trust expenses	(57,988)	(426,776)	(376,449)	(591,111)
General and administrative expenses (1)	(143,670)	(197,654)	(718,509)	(758,105)
Distributable income	$3,737,500	$8,050,000	$12,420,000	$17,652,500
Distributions per Trust unit (11,500,000 Trust units issued and outstanding at September 30, 2023 and 2022)	$0.325	$0.700	$1.080	$1.535

(1)	Includes $29,219 and $28,095 paid to MV Partners, LLC during the three months ended September 30, 2023 and 2022, respectively, and $87,656 and $84,284 during the nine months ended September 30, 2023 and 2022, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended September 30, 2023 and 2022 and $112,500 during each of the nine months ended September 30, 2023 and 2022.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,412,663	$1,036,214
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(45,781,920)	(44,536,335)
Total assets	$6,014,418	$6,883,554
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at September 30, 2023 and December 31, 2022	$6,014,418	$6,883,554

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Trust corpus, beginning of period	$6,376,183	$7,201,818	$6,883,554	$7,909,468
Income from net profits interest	3,939,158	8,674,430	13,514,958	19,001,716
Cash distributions	(3,737,500)	(8,050,000)	(12,420,000)	(17,652,500)
Trust expenses	(143,670)	(197,654)	(718,509)	(758,105)
Amortization of net profits interest	(419,753)	(451,178)	(1,245,585)	(1,323,163)
Trust corpus, end of period	$6,014,418	$7,177,416	$6,014,418	$7,177,416

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

The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (“MMBoe”) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. As of September 30, 2023, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to MV Partners’ interest from the sale of 13.9 MMBoe of production from the underlying properties (which amount is the equivalent of 11.2 MMBoe with respect to the Trust’s net profits interest).

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

Note 2—Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and September 30, 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

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

No new accounting pronouncements were adopted or issued during the quarter ended September 30, 2023 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Excess of revenues over direct operating expenses and lease equipment and development costs (1)	$4,923,948	$10,843,038	$16,893,698	$23,752,145
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	3,939,158	8,674,430	13,514,958	19,001,716
MV Partners reserve for future capital expenditures (2)	–	–	–	–
Income from net profits interest (3)	$3,939,158	$8,674,430	$13,514,958	$19,001,716

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by MV Partners during the March through May production periods for the three months ended September 30, 2023 and 2022, respectively, and during each of the September through May production periods for the nine months ended September 30, 2023 and 2022, respectively. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three and nine months ended September 30, 2023 and 2022, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $1.0 million at September 30, 2023 and 2022.

(3)	The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended September 30, 2023 substantially represents the production by MV Partners from March 2023 through May 2023, and the cash received by the Trust during the three months ended September 30, 2022 substantially represents the production by MV Partners from March 2022 through May 2022. The cash received by the Trust during the nine months ended September 30, 2023 substantially represents the production by MV Partners from September 2022 through May 2023, and the cash received by the Trust during the nine months ended September 30, 2022 substantially represents the production by MV Partners from September 2021 through May 2022.

For the three and nine months ended September 30, 2023 and 2022, MV Purchasing, LLC, which is majority-owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market-sensitive pricing.

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

The third quarterly distribution during 2023 was $3,737,500, or $0.325 per Trust unit, and was made on July 25, 2023 to Trust unitholders owning Trust units as of July 17, 2023. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from April 1, 2023 through June 30, 2023.

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

Note 8—Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended September 30, 2023 and 2022, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

The fourth quarterly distribution during 2023 was $4,370,000, or $0.380 per Trust unit, and was made on October 25, 2023 to Trust unitholders owning Trust units as of October 16, 2023. Such distribution included the net proceeds of production collected by MV Partners from July 1, 2023 through September 30, 2023.

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

Results of Operations

Results of Operations for the Quarters Ended September 30, 2023 and 2022

The cash received by the Trust from MV Partners during the quarter ended September 30, 2023 substantially represents the production by MV Partners from March 2023 through May 2023. The cash received by the Trust from MV Partners during the quarter ended September 30, 2022 substantially represents the production by MV Partners from March 2022 through May 2022. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest before reserve adjustments decreased $4,735,272 to $3,939,158 for the quarter ended September 30, 2023 from $8,674,430 for the quarter ended September 30, 2022. The decrease was primarily due to a $5,919,090 decrease in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $4,923,948 from $10,843,038 for the same period in the prior year. These amounts were reduced by a Trustee holdback for current Trust expenses of $201,658 and $202,762 for the quarters ended September 30, 2023 and 2022, respectively, and a Trustee holdback for future Trust expenses of $421,668 for the quarter ended September 30, 2022. The Trustee paid general and administrative expenses of $143,670 and $197,654 for the quarters ended September 30, 2023 and 2022, respectively. During the quarters ended September 30, 2023 and 2022, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the quarter ended September 30, 2023 of $3,737,500, a decrease of $4,312,500 from $8,050,000 for the quarter ended September 30, 2022.

The average price received for crude oil sold was $70.33 per Bbl and the average price received for natural gas sold was $3.58 per Mcf for the period from April 1, 2023 through June 30, 2023. The average price received for crude oil sold was $102.67 per Bbl and the average price received for natural gas sold was $5.00 per Mcf for the period from April 1, 2022 through June 30, 2022.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from April 1, 2023 through June 30, 2023 were 122,936 Bbls of oil, 5,874 Mcf of natural gas and 6 Bbls of natural gas liquids, for a total of 123,919 barrels of oil equivalent. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from April 1, 2022 through June 30, 2022 were 125,478 Bbls of oil, 5,880 Mcf of natural gas and 24 Bbls of natural gas liquids, for a total of 126,474 barrels of oil equivalent.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The cash received by the Trust from MV Partners during the nine months ended September 30, 2023 substantially represents the production by MV Partners from September 2022 through May 2023. The cash received by the Trust from MV Partners during the nine months ended September 30, 2022 substantially represents the production by MV Partners from September 2021 through May 2022. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest decreased $5,486,758 to $13,514,958 for the nine months ended September 30, 2023 from $19,001,716 for the nine months ended September 30, 2022. The decrease was primarily due to a $6,858,447 decrease in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $16,893,698 from $23,752,145 for the same period in the prior year. These amounts were reduced by a Trustee holdback for current Trust expenses of $567,877 and $716,714 for the nine months ended September 30, 2023 and 2022, respectively, and a Trustee holdback for future Trust expenses of $527,081 and $632,502 for the nine months ended September 30, 2023 and 2022, respectively. The Trustee paid general and administrative expenses of $718,509 and $758,105 for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the nine months ended September 30, 2023 of $12,420,000, a decrease of $5,232,500 from $17,652,500 for the nine months ended September 30, 2022.

The average price received for crude oil sold was $74.72 per Bbl and the average price received for natural gas sold was $5.22 per Mcf for the period from October 1, 2022 through June 30, 2023. The average price received for crude oil sold was $84.43 per Bbl and the average price received for natural gas sold was $4.77 per Mcf for the period from October 1, 2021 through June 30, 2022.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2022 through June 30, 2023 were 364,606 Bbls of oil, 18,492 Mcf of natural gas and 50 Bbls of natural gas liquids, for a total of 367,721 barrels of oil equivalent. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2021 through June 30, 2022 were 367,336 Bbls of oil, 21,179 Mcf of natural gas and 65 Bbls of natural gas liquids, for a total of 370,908 barrels of oil equivalent.

Liquidity and Capital Resources

Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of September 30, 2023, $1,412,663 was held by the Trustee as such a reserve.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and nine months ended September 30, 2023 and 2022, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

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

As substantially all of the underlying properties are located in mature fields, MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. As of September 30, 2023, $1.0 million was held by MV Partners as a capital reserve.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2023, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

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
Date: November 9, 2023

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