Form 10-K
period 2023-12-31
MV Oil Trust
filed 2024-03-20
CIK 1371782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
The aggregate market value of the 8,625,000 Units of Beneficial Interest in MV Oil Trust held by non-affiliates of the registrant, computed using the closing sales price of $12.77 on June 30, 2023, was approximately $110,141,250.
As of March 20, 2024, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.
Documents Incorporated By Reference: None

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements about MV Partners, LLC (“MV Partners”) and MV Oil Trust (the “Trust”) that are subject to risks and uncertainties and that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Business” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of MV Partners and the Trust, are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Forward-looking statements are subject to risks and uncertainties and include statements pertaining to future development activities and costs and other statements in this Form 10-K that are prospective and constitute forward-looking statements.
When used in this Form 10-K, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the energy industry in general, and MV Partners and the Trust in particular, and could cause actual results to differ materially from those expressed in such forward-looking statements:
•
risks incident to the drilling and operation of oil and natural gas wells;

•
future production and development costs and plans;

•
the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

•
the effects of actions by, or disputes among or between members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil-exporting nations with respect to production levels or other matters related to the prices of oil and natural gas;

•
the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographical region of oil-producing countries (including the ongoing armed conflicts between Russia and Ukraine and between Israel and Hamas and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

•
global economic conditions, such as a general slowdown in the global economy, supply chain disruptions, inflationary pressures, currency fluctuations, changes in interest rates, and instability of financial institutions;

•
the effect of existing and future laws and regulatory actions;

•
the effect of changes in commodity prices and conditions in the capital markets;

•
competition from others in the energy industry;

•
ability of commodity purchasers to make payment;

•
weather conditions or force majeure events;

•
uncertainty of estimates of oil and natural gas reserves and production;

•
potential impacts on MV Partners’ business resulting from climate change, greenhouse gas regulations, and the impact of climate change related changes in the frequency and severity of weather patterns; and

•
other risks described under the caption “Risk Factors” in this Form 10-K.

This Form 10-K describes other important factors that could cause actual results to differ materially from expectations of MV Partners and the Trust, including under the heading “Risk Factors” in Item 1A. All written and oral forward-looking statements attributable to MV Partners or the Trust or persons acting on behalf of MV Partners or the Trust are expressly qualified in their entirety by such factors.

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
Mba — One thousand barrels of crude oil or other liquid hydrocarbons.
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
a.
Future cash inflows.   These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2021, 2022 and 2023 of oil and gas relating to the enterprise’s proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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

PART I
Item 1.   Business.
General
MV Oil Trust (the “Trust”) was formed in August 2006 by MV Partners, LLC (“MV Partners”). Much of the information disclosed in this Form 10-K has been provided to the Trust by MV Partners, including information associated with the underlying properties (as defined below) such as production and well counts, major producing areas, customer relationships, competition, marketing and post-production services, and certain information on which reserve data is based.
The Trust is a statutory trust created under the Delaware Statutory Trust Act pursuant to a Trust Agreement (as subsequently amended and restated, the “Trust Agreement”) among MV Partners, as trustor, The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), and Wilmington Trust Company, as Delaware trustee (the “Delaware Trustee”). The Trust does not have any employees, and the business and affairs of the Trust are managed by the Trustee. The Trust maintains its offices at the office of the Trustee, at 601 Travis Street, Floor 16, Houston, Texas 77002. The telephone number of the Trustee is 1-855-802-1094. The Delaware Trustee has only minimal rights and duties as are necessary to satisfy the requirements of the Delaware Statutory Trust Act.
The Trustee does not maintain a website for filings by the Trust with the Securities and Exchange Commission (the “SEC”). Electronic filings by the Trust with the SEC are available free of charge through the SEC’s website at www.sec.gov and at http://mvo.q4web.com/home/default.aspx.
On January 24, 2007, MV Partners and the Trust completed an initial public offering of units of beneficial interest in the Trust (the “Trust Units”). In connection with the completion of the initial public offering of Trust Units, on January 24, 2007, MV Partners conveyed a term net profits interest to the Trust that represents the right to receive 80% of the net proceeds (calculated as described below) from all of MV Partners’ interests in oil and natural gas properties as of January 24, 2007 (the “net profits interest”), pursuant to the Conveyance of net profits interest dated as of January 24, 2007 (the “Conveyance”). These properties are located in the Mid-Continent region in the States of Kansas and Colorado. MV Partners’ net interests in such properties, after deduction of all royalties and other burdens on production thereon as of January 24, 2007, are referred to in this Form 10-K as the “underlying properties.” As of December 31, 2023, the underlying properties produced predominantly oil from approximately 850 wells, and the projected reserve life of the underlying properties was over 35 years. Based on the summary prepared by Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers (“CG&A”), of its reserve report as of December 31, 2023 for the Trust, which is summarized herein under “— Description of the Underlying Properties — Reserves” and is referred to herein as the “reserve report,” the net profits interest would entitle the Trust to receive net proceeds from the sale of production of not less than 11.5 MMBoe of proved reserves during the term of the Trust, calculated as 80% of the proved reserves attributable to the underlying properties expected to be produced during the term of the Trust. Of these reserves, approximately 98% were classified as proved developed producing reserves as of December 31, 2023. Production volumes from the underlying properties for the year ended December 31, 2023 were approximately 99% oil and approximately 1% natural gas and natural gas liquids. The underlying properties are all located in mature fields that are characterized by long production histories and numerous additional development opportunities to help reduce the natural decline in production from the underlying properties.
The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the Trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2023, cumulatively, since inception, the Trust has received payment for approximately 11.3 MMBoe of the Trust’s 11.5 MMBoe interest.
The gross proceeds used to calculate the net proceeds payable to the Trust are based on prices realized for oil, natural gas and natural gas liquids attributable to the underlying properties for each calendar quarter during the term of the net profits interest. In calculating the net proceeds, MV Partners deducts from the gross proceeds from the underlying properties all lease operating expenses, maintenance expenses and capital expenditures (including the cost of workovers and recompletions, drilling costs and development costs), amounts that may be reserved for future expenditures (which reserve amounts may not exceed $1.0 million in the aggregate at any given time), post-production costs and production and property taxes paid by MV Partners.
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
The Trust was created to acquire and hold the net profits interest for the benefit of the Trust unitholders. The net profits interest is passive in nature and neither the Trust nor the Trustee has any control over or responsibility for costs relating to the operation of the underlying properties. The business and affairs of the Trust are managed by the Trustee, and MV Partners and its affiliates have no ability to manage or influence the operations of the Trust. The underlying properties, for which MV Partners is designated as the operator, are currently operated on a contract operator basis by Vess Oil Corporation (“Vess Oil”) and Murfin Drilling Company, Inc. (“Murfin Drilling”), each of which is an affiliate of MV Energy, LLC (“MV Energy”), the sole manager of MV Partners. MV Partners does not, as a matter of course, make public projections as to future sales, earnings or other results relating to the underlying properties.
Description of the Trust Units
Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding each of his or her Trust Units as every other Trust unitholder has regarding his or her Trust Units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 11,500,000 Trust Units outstanding as of March 20, 2024.
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
Unless otherwise advised by counsel or the Internal Revenue Service (the “IRS”), the Trustee will treat the income and expenses of the Trust for each quarter as belonging to the Trust unitholders of record on the quarterly record date. For federal income tax purposes, Trust unitholders must take into account items of income, gain, loss, deduction and credit consistent with their methods of accounting and without regard to the taxable year or accounting method employed by the Trust and without regard to the quarter in which the Trust makes distributions related to those items to the Trust unitholders. Variances between taxable income and cash distributions may occur. For example, the Trustee could establish a reserve in one quarter using funds that would be included in income in the quarter in which the reserve is created but may not result in a tax deduction or a distribution until a later quarter or possibly in a later taxable year. Similarly, the Trustee could also make a payment in one quarter that would be amortized for income tax purposes over several quarters. See “— Federal Income Tax Matters.”
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
Voting Rights of Trust Unitholders
The Trustee or Trust unitholders owning at least 10% of the outstanding Trust Units may call meetings of Trust unitholders. The Trust is responsible for all costs associated with calling a meeting of Trust unitholders unless such meeting is called by Trust unitholders, in which case the Trust unitholders calling the meeting are responsible for all such costs. Meetings must be held in such location as is the Trustee designates in the notice of such meeting. The Trustee must send written notice of the time and place of the meeting and the matters to be acted upon to all of the Trust unitholders at least 20 days and not more than 60 days before the meeting. Trust unitholders representing a majority of Trust Units outstanding must be present or represented to have a quorum. Each Trust unitholder is entitled to one vote for each Trust Unit owned.
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

In addition, the Trustee may make certain amendments to the Trust Agreement without approval of the Trust unitholders. The Trustee must consent before all or any part of the Trust assets can be sold except in connection with the dissolution of the Trust or limited sales directed by MV Partners in conjunction with its sale of underlying properties.
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
Computation of Net Proceeds
The provisions of the Conveyance governing the computation of the net proceeds are detailed and extensive. The following information summarizes the material information contained in the Conveyance related to the computation of the net proceeds. For more detailed provisions concerning the net profits interest, please see the Conveyance, which is included as an exhibit to this Form 10-K.
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

During each twelve-month period beginning on June 30, 2023 (the “Capital Expenditure Limitation Date”), the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for such twelve-month period may not exceed the Average Annual Capital Expenditure Amount. The “Average Annual Capital Expenditure Amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three twelve month periods ending on the Capital Expenditure Limitation Date, divided by (y) three. Commencing on the Capital Expenditure Limitation Date, and each anniversary of the Capital Expenditure Limitation Date thereafter, the Average Annual Capital Expenditure Amount will be increased by 2.5% to account for expected increased costs due to inflation. The Average Annual Capital Expenditure Amount for the twelve-month period ending June 30, 2024 is $2,223,892.
As is customary in the oil and natural gas industry, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $3.2 million in 2021, $3.3 million in 2022 and $3.4 million in 2023 for all of the underlying properties for which MV Partners was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.
If the net proceeds for any computation period is a negative amount, the Trust will receive no payment for that period, and any such negative amount plus accrued interest at the prime rate will be deducted from gross proceeds in the following computation period for purposes of determining the net proceeds for that following computation period.
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
In addition, MV Partners may, without the consent of the Trust unitholders, require the Trust to release the net profits interest associated with any lease that accounts for less no more than 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by MV Partners to a non-affiliate of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair market value to the Trust of such net profits interest. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received.
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
Federal Income Tax Matters
The following is a summary of certain federal income tax matters that may be relevant to Trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended (the “Code”), existing and proposed Treasury regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes or different interpretation at any time, possibly with retroactive effect. No attempt has been made in the following summary to comment on all federal income tax matters affecting the Trust or the Trust unitholders.
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
Available Trust Tax Information
In compliance with the reporting requirements for WHFITs and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet that is intended to be used only to assist Trust unitholders in the preparation of their 2023 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet, when available, can be obtained at http://mvo.q4web.com/home/default.aspx.
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

Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2021, 2022 and 2023 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, President, is the technical person at CG&A who is primarily responsible for overseeing CG&A’s preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 32 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).
Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2021, 2022 and 2023 is presented consistent with these requirements.
Proved Reserves of MV Oil Trust.   The following table sets forth, as of December 31, 2023, estimated proved reserves attributable to the Trust derived from the reserve report. A summary of the reserve report is included below.
	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Oil equivalents (MBoe)
Proved Developed	1,069	35	—	1,075
Proved Undeveloped	14	—	—	14
Total Proved	1,083	35	—	1,089
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
The following table summarizes the changes in estimated proved reserves attributable to the Trust for the periods indicated. Amounts reflect sales volumes produced during the applicable year regardless of whether royalty payments thereon have been remitted to the Trust by MV Partners.
	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2020	1,801	18	1	1,805
Revisions of previous estimates	662	102	(1)	677
Production	(515)	(33)	—	(520)
Balance, December 31, 2021	1,948	87	—	1,962
Revisions of previous estimates	95	11	—	97
Production	(494)	(25)	—	(498)
Balance, December 31, 2022	1,549	73	—	1,561
Revisions of previous estimates	18	(14)	—	16
Production	(484)	(24)	—	(488)
Balance, December 31, 2023	1,083	35	—	1,089
Proved Developed Reserves:
Balance, December 31, 2020	1,641	18	1	1,645
Balance, December 31, 2021	1,861	87	—	1,875

	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil Equivalents (MBoe)
Balance, December 31, 2022	1,493	73	—	1,505
Balance, December 31, 2023	1,069	35	—	1,075
Proved Undeveloped Reserves:
Balance, December 31, 2020	160	—	—	160
Proved undeveloped reserves converted to proved developed reserves by drilling	(69)	—	—	(69)
Additional proved undeveloped reserves added during 2021	10	—	—	10
Proved undeveloped reserves removed from drilling plan	(14)	—	—	(14)
Revisions of previous estimates	—	—	—	—
Balance, December 31, 2021	87	—	—	87
Proved undeveloped reserves converted to proved developed reserves by drilling	(31)	—	—	(31)
Additional proved undeveloped reserves added during 2022	27	—	—	27
Proved undeveloped reserves removed from drilling plan	(25)	—	—	(25)
Revisions of previous estimates	(1)	—	—	(1)
Balance, December 31, 2022	57	—	—	57
Proved undeveloped reserves converted to proved developed reserves by drilling	(18)	—	—	(18)
Additional proved undeveloped reserves added during 2023	—	—	—	—
Proved undeveloped reserves removed from drilling plan	(22)	—	—	(22)
Revisions of previous estimates	(3)	—	—	(3)
Balance, December 31, 2023	14	—	—	14

None of the proved undeveloped reserves have remained undeveloped for five years or more after they were initially disclosed as proved undeveloped reserves.
The reserves above represent the Trust’s 80% net profits interest in the underlying properties for the remainder of the term of the Trust.
The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the Trust’s 80% net profits interest in the underlying properties as of December 31, 2023 for the remainder of the term of the Trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2023 for the Trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the estimated oil and natural gas reserves attributable to the Trust’s interests.
	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	1,330.0	6.9	17.4	1,354.3
Gas (MMcf)	44.0	0.0	0.0	44.0
NGL (MBbl)	0.2	0.0	0.0	0.2

	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Revenue
Oil	$98,045.9	$511.6	$1,282.7	$99,840.2
Gas	105.8	0.0	0.0	105.8
NGL	6.9	0.0	0.0	6.9
Severance Taxes	580.4	23.1	58.0	661.6
Ad Valorem Taxes	2,300.9	30.7	77.0	2,408.5
Operating Expenses	46,176.9	19.2	187.0	46,383.1
Future Development Costs	0.0	250.0	340.0	590.0
80% NPI Net Operating Income(1)	$39,280.4	$150.8	$496.6	$39,927.8
80% Net Profits Interest (NPI)(2)	$35,199.8	$123.2	$427.9	$35,750.9

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
Oil and gas prices were adjusted to a WTI Cushing oil price of $78.22 per Bbl and a Henry Hub natural gas price of $2.64 per MMbtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2023. The price adjustments were based on oil price differentials forecast at -$4.50 per Bbl for all properties. Oil price differentials were not escalated. Gas and NGL price differentials were forecast on a per property basis as provided by MV Partners and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by MV Partners. Expenses and investments were held constant in accordance with SEC rules and guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue, except for those Kansas producing properties that are severance tax exempt. Ad valorem taxes of 2.0% of total revenue were applied to each property as provided by MV Partners. Oil and gas conservation tax rates were applied to all Kansas properties at the applicable rates.
The estimates of proved oil and natural gas reserves attributable to the underlying properties are based on estimates prepared by CG&A. Rules and guidelines established by the SEC regarding the present value of future net revenues were used to prepare these reserve estimates. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner and estimates of other engineers might differ materially from those included in the report. The accuracy of any reserve estimate is a function of the quality of available data and engineering, and estimates may justify revisions based on the results of drilling, testing, and production activities. Accordingly, reserve estimates are inherently imprecise and should not be construed as representing the actual quantities of future production or cash flows to be realized from oil and natural gas properties or the fair market value of such properties.
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
The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and eastern Colorado. The following is a summary of the approximate acreage of the underlying properties at December 31, 2023.
	Gross	Net
	(acres)
Developed Acreage:
El Dorado Area	15,165	15,153
Northwest Kansas Area	11,165	11,120
Other	20,030	16,382
Total	46,360	42,655
Undeveloped Acreage:	—	—
The following is a summary of the producing wells on the underlying properties as of December 31, 2023:
	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	781	765	64	9	845	775
Natural gas	3	2	1	—	4	2
Total	784	767	65	9	849	777
The following is a summary of the number of developmental wells drilled by MV Partners on the underlying properties during the last three years. MV Partners did not drill any exploratory wells during the periods presented.
	Year Ended December 31,
	2021		2022		2023
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	1	1	1	1	—	—
Natural gas wells	—	—	—	—	—	—
Non-productive	1	1	—	—	—	—
Total	2	2	1	1	—	—
During the years ended December 31, 2021, 2022 and 2023, MV Partners drilled, completed and commenced production with respect to 1, 1 and 0 wells, respectively, on the underlying properties. As of December 31, 2023, no wells were being drilled. Capital expenditures associated with converting proved undeveloped reserves to proved developed reserves for the year ended December 31, 2023, were approximately $102,477. MV Partners continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Planned Development and Workover Program.”
The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Sales volumes for natural gas liquids during the periods presented were not significant.

	Year Ended December 31,
	2021	2022	2023
Sales prices:
Oil (per Bbl)	$61.31	$89.97	$73.85
Natural gas (per Mcf)	$2.85	$5.98	$3.09
Lease operating expense (per Boe)	$20.45	$22.67	$24.02
Lease maintenance (per Boe)	$3.57	$4.95	$3.95
Lease overhead (per Boe)	$5.01	$5.41	$5.80
Production and property taxes (per Boe)	$1.38	$1.64	$1.88
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
Vess Oil has maintained constant activity in these fields to increase production. Vess Oil plans to maintain its annual recompletion and workover program over the next five years. Vess Oil has commenced a waterflood program to enhance production from the Whitecloud formation. Vess Oil plans to convert wells as the infill developmental drilling program proceeds.
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
The Hansen and Ray Fields consist of over 7,000 acres in Philips and Norton Counties, Kansas.
Murfin Drilling operates the leases held by MV Partners in the Trapp, Hansen and Ray Fields. Murfin Drilling has informed the Trustee that it plans to workover and recomplete additional wells, including acid stimulations, over the next five years.
Marketing and Post-Production Services
Pursuant to the terms of the Conveyance, MV Partners has the responsibility to market, or cause to be marketed, the oil, natural gas and natural gas liquid production attributable to the underlying properties. The terms of the Conveyance do not permit MV Partners to charge any marketing fee when determining the net proceeds upon which the net profits interest is calculated. As a result, the net proceeds to the Trust from the sales of oil, natural gas and natural gas liquid production from the underlying properties are determined based on the same price that MV Partners receives for oil, natural gas and natural gas liquid production attributable to MV Partners’ remaining interest in the underlying properties.
Vess Oil and Murfin Drilling, as contract operators, generally sell production from the underlying properties to several purchasers, including MV Purchasing, LLC (“MV Purchasing”), under short-term arrangements using market-sensitive pricing. MV Purchasing is majority-owned by the indirect equity owners of MV Partners. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Two purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2021, 2022 and 2023, MV Purchasing purchased 73%, 74% and 73%, respectively, of the production sold from the underlying properties. MV Partners does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser’s failure to pay for purchased crude oil could have a significant adverse impact on MV Partners’ business.
Oil production is typically transported by truck from the field to the closest gathering facility or refinery. MV Partners sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by MV Partners for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2021, 2022 and 2023 was $4.52, $4.17 and $4.13 per barrel, respectively.
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
Sale and Abandonment of Underlying Properties
MV Partners and any transferee of any of the underlying properties will have the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between MV Partners and the Trust in determining whether a well is capable of producing in commercially paying quantities, MV Partners is required under the Conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. For the years ended December 31, 2021, 2022 and 2023, MV Partners plugged and abandoned 18, 6 and 4 wells, respectively, based on its determination that such wells were no longer economical to operate or restore to production.
MV Partners generally may sell all or a portion of its interests in the underlying properties, subject to and burdened by the net profits interest, without the consent of the Trust unitholders. In addition, MV Partners may, without the consent of the Trust unitholders, require the Trust to release the net profits interest associated with any lease that accounts for no more than 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by MV Partners to a non-affiliate of the relevant underlying properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such net profits interest. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received.
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
MV Partners has recorded the Conveyance in the real property records in each Kansas County where the properties are located. MV Partners has informed the Trustee that MV Partners believes that the delivery and recording of the Conveyance constituted fully conveyed and vested property interests in the Trust under Kansas law. Although no assurance can be given, MV Partners has informed the Trustee that MV Partners believes that, if, during the term of the Trust, MV Partners becomes involved as a debtor in a bankruptcy proceeding, the Conveyance, as vested and recorded property interests, cannot be avoided by a bankruptcy Trustee. If in such a proceeding a determination were made that the Conveyance constitutes an executory contract and the net profits interest is not a fully conveyed property interest under the laws of Kansas, and if such contract were not to be assumed in a bankruptcy proceeding involving MV Partners, the Trust would be treated as an unsecured creditor of MV Partners with respect to such net profits interest in the pending bankruptcy proceeding.
Oil and gas leases are real property interests under Colorado law. Net profits interests are non-operating, non-possessory interests carved out of the oil and gas leasehold estate. MV Partners has informed the Trustee that MV Partners believes that it is possible that the net profits interest for the underlying properties located in Colorado may not be treated as a real property interest under the laws of Colorado. MV Partners has recorded the Conveyance in the real property records of Colorado in accordance with local recording acts. MV Partners has informed the Trustee that MV Partners believes that if, during the term of the Trust, MV Partners becomes involved as a debtor in a bankruptcy proceeding, the net profits interest relating to the underlying properties located in Colorado should be treated as a fully conveyed personal property interest under the laws of Colorado. In such a proceeding, however, a determination could be made that the Conveyance constitutes an executory contract and the net profits interest is not a fully conveyed personal property interest under the laws of Colorado, and if such contract were not to be assumed in a bankruptcy proceeding involving MV Partners, the Trust would be treated as an unsecured creditor of MV Partners with respect to such net profits interest in the pending bankruptcy proceeding. Although no assurance can be given, MV Partners does not believe that the conveyance of the net profits interest relating to the underlying properties located in Colorado should be subject to rejection in a bankruptcy proceeding as an executory contract.
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
Hazardous Substances and Wastes.   The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be jointly and severally responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and then to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. Although petroleum, natural gas, and natural gas liquids are excluded from the definition of “hazardous substance” under CERCLA, MV Partners handles materials in the course of its operations that may be regulated as CERCLA hazardous substances, despite the so-called “petroleum exclusion.”
MV Partners also generates solid and hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. RCRA imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of its operations, MV Partners generates petroleum hydrocarbon wastes and ordinary industrial wastes that may be classified as hazardous wastes under RCRA and comparable state laws. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, production, and development of crude oil or natural gas are currently regulated under RCRA as non-hazardous wastes. While many exploration and production wastes are exempt from regulation as hazardous waste, these wastes are generally subject to non-hazardous waste regulation under RCRA and applicable state regulations. Many state governments have specific regulations and guidance for exploration and production wastes, including the wastes associated with hydraulic fracturing activities.

MV Partners currently owns or leases, and in the past may have owned or leased, properties that have been used for numerous years to explore and produce oil and natural gas. Although MV Partners may have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons and wastes may have been disposed of or released at or from the properties owned or leased by MV Partners or at or from the other locations where these hydrocarbons and wastes have been taken for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons and wastes was not under MV Partners’ control. These properties and wastes disposed thereon may give rise to liability under CERCLA, RCRA and analogous state laws. Under these laws, MV Partners could be required to investigate, remove or remediate previously disposed wastes, to clean up contaminated property and to perform response actions to prevent future contamination.
Water Discharges.   The federal Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls on the discharge of pollutants into “waters of the United States” and waters within the scope of state law, respectively. Pursuant to the CWA and applicable state laws, permits must be obtained to discharge pollutants into regulated waters. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the applicable state agency or both. The discharge of wastewater from most onshore oil and gas activities exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater directly to publicly owned treatment works (“POTW”). Unconventional extraction facilities are in certain circumstances allowed by federal regulations to send wastewater to an off-site private centralized wastewater treatment (“CWT”) facility in most circumstances. CWT facilities can either discharge treated water directly to surface waters or send it to a POTW. In 2018, the EPA concluded a study of the treatment and discharge of oil and gas wastewater that could lead to changes in requirements for discharge of produced water under federal regulations, including more stringent requirements or a prohibition on discharge of produced water from CWT facilities. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.
The discharge of dredge and fill material in waters of the United States, including wetlands, is also prohibited unless authorized by a permit issued under CWA Section 404 by the U.S. Army Corps of Engineers (“USACE”). CWA Section 401 provides that the applicant for a Section 404 USACE permit for the discharge of dredge and fill material must seek a Section 401 water quality certification by applying to the state in which the discharge will occur for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances, this process could result in a delay in issuance of the permit, more stringent permit requirements, or denial of the permit.
How the EPA and the USACE define “waters of the United States” (“WOTUS”), which defines the extent of geographic jurisdiction under the CWA, can impact MV Partners’ regulatory and permitting obligations under the CWA. In 2023, the EPA and the USACE issued a final rule (the “2023 rule”) that is described by the EPA and the USACE as following the 1986 regulations as modified by subsequent U.S. Supreme Court decisions and guidance issued by the EPA and USACE interpreting the decisions. Shortly thereafter, the Supreme Court issued its decision in Sackett II which overturned a substantial portion of the basis for the 2023 Rule. USACE and the EPA subsequently amended the 2023 rule and excluded a number of types of wetlands and streams from CWA jurisdiction, but the rule is subject to litigation regarding the sufficiency of the agencies’ interpretation of the Sackett II decision. MV Partners’ regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the ongoing litigation.
USACE Nationwide Permits (“NWPs”) are a streamlined form of permitting used to authorize activities related to development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA. Some NWPs are also used to authorize activities that impact traditional navigable waters under the Rivers and Harbors Act. The current administration has stated an intention to re-visit NWP 12, which is used to authorize regulated impacts related to construction of oil and gas pipelines, through notice and comment rulemaking before its current expiration date of February 2026. In addition, a federal court in Washington, D.C. is currently hearing a challenge to NWP 12. Revisions to NWP 12 by USACE or an adverse decision in Washington, D.C. may restrict or remove the ability to use NWP 12 to permit regulated impacts, resulting in the need to apply for a more time-consuming individual permit. This could result in additional cost and time for permitting projects.
The Oil Pollution Act of 1990, as amended (“OPA”), which amends the CWA, establishes standards for prevention, containment and cleanup of oil spills into waters of the United States. The OPA requires measures to be taken to prevent the accidental discharge of oil into waters of the United States from onshore production facilities. Measures under the OPA and the CWA include inspection and maintenance programs to minimize spills from oil storage and conveyance systems; the use of secondary containment systems to prevent spills from reaching nearby waterbodies; proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill; and the development and implementation of spill prevention, control and countermeasure (“SPCC”) plans to prevent and respond to oil spills. The OPA also subjects owners and operators of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill. MV Partners has developed and implemented SPCC plans for the underlying properties as required under the CWA.
Air Emissions.   The Clean Air Act, as amended (“CAA”), and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require MV Partners to obtain pre approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, and to comply with stringent air permit or regulatory requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of MV Partners’ properties.
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements regarding emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, in December 2023 the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from oil and gas sources constructed or modified after December 2022 and will require reductions in both pollutants through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. Additionally, the EPA for the first time adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.
The EPA is also charged with establishing National Ambient Air Quality Standards (“NAAQS”), the implementation of which can indirectly impact MV Partners’ operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. More recently, however, in February 2024, the EPA announced a final rule that will lower the annual standard for fine particulate matter from 12 micrograms per cubic meter to 9 micrograms per cubic meter.
State or federal implementation of the NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit MV Partners’ ability to obtain such permits, and result in increased expenditures for pollution control equipment. Although MV Partners may be required to incur certain capital expenditures during the next few years for air pollution control equipment or other air emissions-related issues, at this time MV Partners does not expect that such requirements will have a material adverse effect on its operations.
Climate Change.   In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s recently adopted methane emissions guidelines for existing oil and gas sources. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. In addition, the EPA has recently proposed rules to implement the mandatory Waste Emissions Charge set forth in the Inflation Reduction Act of 2022 (the “IRA”), which will charge a fee based on the methane emissions from applicable facilities in the oil and gas sector starting in 2024.
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements limiting emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, in December 2023 the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further reductions in emissions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.
The IRA included new Clean Air Act section 136(c) directing the EPA to collect the Waste Emissions Charge from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with EPA’s new or existing source methane requirements. The EPA proposed new rules to implement the Waste Emissions Charge program in January 2024.
Additionally, more than one third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state level initiatives have to date focused on large sources of GHG emissions, such as coal fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on MV Partners’ business, capital expenditures, financial condition and results of operations.
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
Finally, some scientists have theorized that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such significant physical effects were to occur, they could have an adverse effect on MV Partners’ assets and operations and cause MV Partners to incur costs in preparing for and responding to them. Additionally, energy needs could increase or decrease as a result of extreme weather conditions, depending on the duration and magnitude of those conditions.
Endangered Species Act.   The federal Endangered Species Act, as amended (“ESA”), prohibits taking of listed endangered, and in some cases threatened, species. Under the ESA, federal agencies are obligated to consult with the U.S. Fish and Wildlife Service or National Marine Fisheries Service if an agency’s actions, including permit actions, may affect listed species or designated critical habitat. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required, depending on the implications for protected species and designated critical habitat. On August 27, 2019, the U.S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. In January 2021, President Biden issued an Executive Order announcing that the new administration would initiate a review of the 2019 amendments to the ESA rules. The Biden Administration has rescinded one of the rules adopted by the prior administration, dealing with critical habitat, and has issued a proposed rule that would make significant changes to the federal consultation process. That rule is expected to be finalized by the Biden Administration. Changes to these rules could make a federal review process occasioned by the application for permits, rights of way, or leases more complex. In addition, designation of new species as threatened or endangered could cause MV Partners to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process.
National Environmental Policy Act.   The National Environmental Policy Act (“NEPA”) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions — such as permits, leases, and rights-of-way. The Trump Administration significantly revised the regulations implementing NEPA in 2020 in an effort to make the review process more efficient and more narrowly tailored to the agency’s specific action. The Biden Administration undertook an initial revision to the NEPA regulations which were finalized in 2022, essentially reverting to the pre-2020 rule language for a few elements of the rules. In 2023, the Biden Administration issued a second proposed rule that would make significant changes to the Trump Administration regulations. The proposed rule is expected to be finalized in April 2024. In addition, in early 2023 the White House Council on Environmental Quality issued Guidance to the federal agencies on how agencies should consider greenhouse gas emissions and climate impacts in the course of their reviews under NEPA. Although the Trump Administration regulations were never fully implemented, the Biden Administration changes may have a meaningful impact on federal reviews related to MV Partners, especially as those reviews relate to climate and environmental justice.
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

MV Partners believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. For instance, MV Partners did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2021, 2022 and 2023. Additionally, MV Partners has informed the Trust that MV Partners is not aware of any environmental issues or claims that will require material capital expenditures during 2024. However, there is no assurance that the passage of more stringent laws or regulations in the future will not have a negative impact on the operations of the underlying properties and cash distributions to Trust unitholders.

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
The reserves attributable to the underlying properties and the quarterly cash distributions of the Trust are highly dependent upon the prices realized from the sale of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids can fluctuate widely on a quarter-to-quarter basis in response to a variety of factors that are beyond the control of the Trust and MV Partners. These factors include, among others:
•
regional, domestic and foreign supply and perceptions of supply of oil, natural gas and natural gas liquids;

•
the level of demand and perceptions of demand for oil, natural gas and natural gas liquids;

•
political conditions or hostilities in oil and natural gas producing regions, including the Middle East, North Africa and South America;

•
the armed conflicts between Russia and Ukraine and between Israel and Hamas and the potential destabilizing effects such conflicts may pose for the global oil and gas markets;

•
the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

•
the actions of OPEC, its members and other oil-producing nations, such as Russia, relating to oil price and production levels, including announcements of potential changes to such levels;

•
the levels of production of oil and natural gas of non-OPEC countries;

•
anticipated future prices of oil and natural gas and other commodities;

•
weather conditions and seasonal trends;

•
technological advances affecting energy consumption and energy supply;

•
U.S. and worldwide economic conditions;

•
the price and availability of alternative fuels;

•
the proximity, capacity, cost and availability of refineries and gathering and transportation facilities;

•
the volatility and uncertainty of regional pricing differentials;

•
governmental regulations and taxation;

•
energy conservation and environmental measures; and

•
acts of force majeure.

Crude oil prices have been volatile during the last several years, and in 2023 ranged from a high of $93.68 to a low of $66.74. The NYMEX crude oil prices per Bbl were $75.21, $80.26 and $71.65 as of December 31, 2021, 2022 and 2023, respectively. Commodity prices displayed dramatic volatility in 2020, when the COVID-19 pandemic and various governmental actions taken to mitigate the impact of COVID-19 resulted in an unprecedented decline in demand for oil and natural gas. The effects of the economic disruption caused by the governmental responses to the COVID-19 pandemic continued to be felt through 2023, in the form of lingering supply chain disruptions, higher inflation and higher interest rates, which affected supply and demand for oil and natural gas. Meanwhile, as strains or variants of COVID-19 resurge, or if other epidemic or pandemic diseases or other public health event were to occur, the negative impact to global demand for oil and natural gas could be material. Neither MV Partners nor the Trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of MV Partners and the financial condition of the Trust could be materially and adversely affected.

The terms of the Conveyance prohibit MV Partners from entering into hedging arrangements for the benefit of the Trust. As a result, the amounts of cash distributions by the Trust may fluctuate significantly as a result of changes in commodity prices because there will be no hedge contracts in place to reduce the effects of any changes in commodity prices.
Low prices of oil, natural gas and natural gas liquids will reduce the amount of the net proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and natural gas liquids that is economic to produce from the underlying properties. As a result, the operator of any of the underlying properties could determine during periods of low commodity prices to shut in or curtail production from wells on the underlying properties, or to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Because the underlying properties are mature, with many of them being in production since the early 1900s, decreases in commodity prices could have a more significant effect on the economic viability of these properties compared to more recently discovered properties. The commodity price sensitivity of these mature wells is due to a culmination of factors that vary from well-to-well, including the additional costs associated with water handling and disposal, chemicals, surface equipment maintenance, downhole casing repairs and reservoir pressure maintenance activities that are necessary to maintain production. As a result, the volatility of commodity prices may cause the amount of future cash distributions to Trust unitholders to fluctuate, and a substantial decline in the price of oil, natural gas or natural gas liquids, such as the significant and rapid decline that occurred in 2020, will reduce the amount of cash available for distribution to the Trust unitholders. Sustained lower prices of oil and natural gas also could negatively affect the price of the Trust Units and the qualification of the Trust Units to remain listed on the New York Stock Exchange.
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

Changes in these assumptions could materially decrease production and reserve estimates.
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
The net proceeds payable to the Trust, the value of the Trust Units and the amount of cash distributions to the Trust unitholders depend upon, among other things, the costs incurred by MV Partners to develop and exploit oil and natural gas reserves attributable to the underlying properties. Drilling, production, or transportation accidents that temporarily or permanently halt the production and sale of oil, natural gas, and natural gas liquids at any of the underlying properties will reduce Trust distributions by reducing the amount of net proceeds available for distribution. For example, accidents may occur that result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any costs incurred by MV Partners in connection with any such accidents that are not insured against will have the effect of reducing the net proceeds payable to the Trust and available for distribution to Trust unitholders. In addition, curtailments or damage to pipelines used by MV Partners to transport oil, natural gas and natural gas liquid production to markets for sale could reduce the amount of net proceeds available for distribution. Any such curtailment or damage to the gathering systems used by MV Partners could also require MV Partners to find alternative means to transport the oil, natural gas and natural gas liquid production from the underlying properties, which alternative means could require MV Partners to incur additional costs that will have the effect of reducing net proceeds available for distribution by the Trust. The Trust does not maintain any type of insurance against any of the risks of conducting oil and gas exploration and production activities.
The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices, which could reduce the amount of cash available for distribution to Trust unitholders.
OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices OPEC members and other oil exporting nations might not agree to future production cuts or other actions to support and stabilize oil prices, and they may not reduce oil prices or increase production in the future. Uncertainty regarding future actions that OPEC members or other oil exporting countries may take could lead to continued volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.
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
Shortages or increases in costs of oil field equipment, services and qualified personnel available to MV Partners could reduce the amount of cash available for distribution to Trust unitholders.
The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment, and services. Shortages of field personnel and equipment or price increases could significantly decrease the amount of cash available for distribution to the Trust unitholders or restrict the ability of MV Partners to drill the wells and conduct the operations which it currently has planned for the underlying properties.

Financial Risks
The reserves attributable to the underlying properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or net profits interests to replace the depleting assets and production.
The net proceeds payable to the Trust from the net profits interest are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that those reserves will decline over time. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. Based on the estimated production volumes in the reserve report, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average annual rate of approximately 9.2% over the next 20 years assuming no additional developmental drilling or other capital expenditures are made after 2026 on the underlying properties. The anticipated rate of decline is an estimate and actual decline rates may vary from those estimated. The net profits interest will terminate on the later to occur of (1) June 30, 2026, or (2) the time when 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the Trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest).
Future maintenance projects on the underlying properties beyond those which are currently estimated may affect the quantity of proved reserves that can be economically produced from the underlying properties. The timing and size of these projects will depend on, among other factors, the market prices of oil, natural gas, and natural gas liquids. In addition, because MV Partners has agreed to limit the amount of capital expenditures that may be taken into account in calculating net proceeds attributable to the net profits interest during a specified period preceding the termination of the net profits interest, MV Partners may choose to delay certain capital projects that may otherwise benefit the Trust unitholders until the termination of the net profits interest. If operators of the wells to which the underlying properties relate do not implement required maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by MV Partners or estimated in the reserve report.
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
Production and development costs on the underlying properties are deducted in the calculation of the net proceeds payable to the Trust. In addition, production and property taxes, capital expenditures or post-production costs are deducted in the calculation of the net proceeds payable to the Trust. Accordingly, higher production and development expenses, taxes, capital expenditures and post-production costs will directly decrease the amount of cash received by the Trust in respect of its net profits interest. For a summary of these costs for the last three years, see “Item 1. Business — Description of the Underlying Properties — Producing Acreage and Well Counts.” Historical costs may not be indicative of future costs. In addition, cash available for distribution by the Trust will be further reduced by the Trust’s general and administrative expenses.
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
Beginning in the first quarter of 2022, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build an approximately $1.265 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. Although the targeted $1.265 million cash reserve was fully funded as of April 25, 2023, the Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders.
A purchaser’s failure to pay MV Partners for purchased production could have a significant adverse impact on MV Partners, which in turn could result in MV Partners not having sufficient net proceeds attributable to the net profits interest for MV Partners to distribute cash to the Trust.
A purchaser’s failure to pay for purchased production could have a significant adverse impact on MV Partners’ business, which in turn could adversely affect the Trust. The recent tightening of credit in the financial markets may make it more difficult for purchasers to obtain financing and depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by such purchasers, which may reduce the net proceeds payable to the Trust and the amount of cash available for distribution to Trust unitholders.
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
The ability of MV Partners to perform its obligations related to the operation of the underlying properties will depend on MV Partners’ future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions, collections of payments due from third parties, and upon financial, business, and other factors, many of which are beyond the control of MV Partners. If MV Partners were to be unable to perform its obligations to the Trust, it could have a material adverse effect on the net proceeds payable to the Trust and the amount of cash available for distribution to Trust unitholders.
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
MV Partners is currently designated as the operator of substantially all of the underlying properties. MV Partners has contracted with two of its affiliates, Vess Oil and Murfin Drilling, to operate these properties on its behalf. Neither the Trustee nor the public Trust unitholders has any contractual ability to influence or control the field operations of, sale of oil and natural gas from, or future development of, these properties. The public Trust unitholders also have no voting rights with respect to MV Partners and, therefore, have no managerial, contractual, or other ability to influence MV Partners’ or its affiliates’ activities as operator of the oil and natural gas properties to which substantially all of the underlying properties relate.
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
MV Partners may at any time transfer all or part of the underlying properties. Trust unitholders are not entitled to vote on any transfer of the underlying properties, and the Trust will not receive any proceeds from any such transfer, except in the limited circumstances when the net profits interest is released in connection with such transfer, in which case the Trust will receive an amount equal to the fair market value of the net profits interest released. See “Item 1. Business — Description of the Underlying Properties — Sale and Abandonment of Underlying Properties.” Following any material sale or transfer of any of the underlying properties, such underlying properties will continue to be subject to the net profits interest of the Trust, and the net proceeds attributable to the transferred property will be calculated as part of the computation of net proceeds described in this Form 10-K. MV Partners may delegate to the transferee responsibility for all of MV Partners’ obligations relating to the net profits interest on the portion of the underlying properties transferred.
In addition, MV Partners may, without the consent of the Trust unitholders, require the Trust to release the net profits interest associated with any lease that accounts for no more than 0.25% of the total production from the underlying properties in the prior 12 months and provided that the net profits interest covered by such releases cannot exceed, during any 12-month period, an aggregate fair market value to the Trust of $500,000. These releases will be made only in connection with a sale by MV Partners to a non-affiliate of the relevant underlying properties and are conditioned upon the Trust’s receiving an amount equal to the fair market value to the Trust of such net profits interest. Any net sales proceeds paid to the Trust will be distributable to Trust unitholders for the quarter in which they are received.
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
The Trustee must sell the net profits interest if the holders of a majority of the Trust Units approve the sale or vote to dissolve the Trust. The Trustee must also sell the net profits interest if the annual cash proceeds from the underlying properties attributable to the net profits interest are less than $1.0 million for each of any two consecutive years. The sale of the net profits interest will result in the dissolution of the Trust. The net proceeds of any such sale will be distributed to the Trust unitholders; however, Trust unitholder may not recover their investment in the Trust Units.

Conflicts of interest could arise between MV Partners and the Trust unitholders.
As a working interest owner in the underlying properties, MV Partners could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:
•
MV Partners’ interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of the underlying properties. MV Partners may make decisions with respect to development expenditures that adversely affect the underlying properties. These decisions include reducing development expenditures on these properties, which could cause oil and natural gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future, or increasing development expenditures on the underlying properties during the final years of the term of the Trust, which expenditures will benefit the Trust unitholders only to the extent that they reduce the natural decline in oil and natural gas production during the term of the Trust by an amount that more than offsets the cost of these development expenditures.

•
MV Partners may sell some or all of the underlying properties and such sale may not be in the best interests of the Trust unitholders. If MV Partners sells all or any portion of the underlying properties, the purchaser of such underlying properties will acquire such underlying properties subject to the net profits interest relating thereto and, in connection therewith, such purchaser will be subject to the same standards of conduct with respect to development, operation and abandonment of such underlying properties as are currently imposed on MV Partners. MV Partners also has the right, subject to significant limitations as described herein, to cause the Trust to release all or a portion of the net profits interest in connection with a sale of a portion of the underlying properties to which such net profits interest relates. In such an event, the Trust is entitled to receive its proportionate share of the proceeds from the sale attributable to the net profits interest released. See “Item 1. Business —  Description of the Underlying Properties — Sale and Abandonment of Underlying Properties.”

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
The Trust is managed by a Trustee who cannot be replaced except by a majority vote of Trust unitholders holding a majority of the Trust Units at a special meeting, which may make it difficult for Trust unitholders to remove or replace the Trustee.
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
Financial information of the Trust is not prepared in accordance with GAAP.
The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from GAAP financial statements because revenues are not accrued in the month of production and cash reserves may be established for specified contingencies and deducted which could not be accrued in GAAP financial statements.
The Trust is a smaller reporting company and benefits from certain reduced governance and disclosure requirements, including that the Trust’s independent registered public accounting firm is not required to attest to the effectiveness of the Trust’s internal control over financial reporting. The Trust cannot be certain if the omission of reduced disclosure requirements applicable to smaller reporting companies will make the Trust Units less attractive to investors.
Currently, the Trust is a “smaller reporting company,” meaning that the outstanding Trust Units held by nonaffiliates had a value of less than $250 million at the end of the Trust’s most recently completed second fiscal quarter. As a smaller reporting company, the Trust is not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, meaning the Trust’s auditors are not required to attest to the effectiveness of the Trust’s internal control over financial reporting. As a result, investors and others may be less comfortable with the effectiveness of the Trust’s internal controls and the risk that material weaknesses or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, the Trust takes advantage of its ability to provide certain other less comprehensive disclosures in its SEC filings, including, among other things, providing only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze the Trust’s results of operations and financial prospects, as the information the Trust provides to Trust unitholders may be different from what one might receive from other public companies in which one holds shares. As a smaller reporting company, the Trust is not required to provide this information.
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
The market price for publicly traded securities similar to the Trust Units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing prices for sales of oil, natural gas and natural gas liquid production from the underlying properties. Consequently, the market price for the Trust Units may not necessarily be indicative of the value that the Trust would realize if it sold the net profits interest to a third-party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust Units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. As a result, distributions made to a Trust unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the Trust unitholder.

Trust unitholders have limited ability to enforce provisions of the net profits interest.
The Trust Agreement permits the Trustee to sue MV Partners or any other future owner of the underlying properties on behalf of the Trust to enforce the terms of the Conveyance creating the net profits interest. If the Trustee does not take appropriate action to enforce provisions of the Conveyance, recourse of the Trust unitholders would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly limits the Trust unitholders’ ability to directly sue MV Partners or any other third party other than the Trustee. As a result, the unitholders will not be able to sue MV Partners or any future owner of the underlying properties to enforce these rights. Furthermore, the Conveyance provides that, except as set forth in the Conveyance, MV Partners will not be liable to the Trust for the manner in which it performs its duties in operating the underlying properties as long as it acts without gross negligence or willful misconduct.
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
MV Partners has recorded the Conveyance in Kansas in the real property records in each Kansas county where the properties are located. MV Partners has informed the Trustee that MV Partners believes that the delivery and recording of the Conveyance constitute fully conveyed and vested property interests in the Trust under Kansas law. If in a bankruptcy proceeding in which MV Partners becomes involved as a debtor a determination were made that the Conveyance constitutes an executory contract and the net profits interest is not a fully conveyed property interest under the laws of Kansas, and if such contract were not to be assumed in a bankruptcy proceeding involving MV Partners, the Trust would be treated as an unsecured creditor of MV Partners with respect to such net profits interest in the pending bankruptcy proceeding.
Oil and gas leases are real property interests under Colorado law. The net profits interest is a non-operating, non-possessory interest carved out of the oil and gas leasehold estate. MV Partners has informed the Trustee that MV Partners believes that it is possible that the net profits interest for the underlying properties located in Colorado may not be treated as a real property interest under the laws of Colorado. MV Partners has recorded the Conveyance in the real property records of Colorado in accordance with local recording acts. MV Partners has informed the Trustee that MV Partners believes that, if, during the term of the Trust, MV Partners becomes involved as a debtor in a bankruptcy proceeding, the net profits interest relating to the underlying properties located in Colorado should be treated as a fully conveyed personal property interest under the laws of Colorado. In such a proceeding, however, a determination could be made that the Conveyance constitutes an executory contract and the net profits interest is not a fully conveyed personal property interest under the laws of Colorado, and if such contract were not to be assumed in a bankruptcy proceeding involving MV Partners, the Trust would be treated as an unsecured creditor of MV Partners with respect to such net profits interest in the pending bankruptcy proceeding.
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
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s recently adopted methane emissions guidelines for existing oil and gas sources. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. In addition to this direct regulation of oil and gas sources, the EPA has recently proposed rules to implement the mandatory Waste Emissions Charge set forth in the Inflation Reduction Act of 2022 (“IRA”), which will charge a fee based on the methane emissions from applicable facilities in the oil and gas sector starting in 2024.
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements limiting emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, in December 2023 the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further emissions reductions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.

The IRA included new Clean Air Act section 136(c) directing EPA to collect the Waste Emissions Charge from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA proposed new rules to implement the Waste Emissions Charge program in January 2024.
Additionally, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on MV Partners’ business, capital expenditures, financial condition and results of operations.
The adoption and implementation of regulations imposing reporting obligations on, or limiting emissions of GHGs from, MV Partners’ equipment and operations could require MV Partners to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas it produces. Legislation or regulations that may be adopted to address climate change could also affect the markets for MV Partners’ products by making its products less desirable than competing sources of energy. To the extent that its products are competing with lower GHG-emitting energy, MV Partners’ products may become less desirable in the market with more stringent limitations on greenhouse gas emissions. MV Partners cannot predict with any certainty at this time how these possibilities may affect its operations.
In addition, new and emerging regulatory initiatives in the U.S. related to climate change could adversely affect the Trust. On March 6, 2024, the SEC issued a final rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The final rule mandates extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Compliance with the final rule may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on the personnel, systems and resources of MV Partners or the Trust or both.
Finally, some scientists have theorized that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such significant physical effects were to occur, they could have an adverse effect on MV Partners’ assets and operations and cause MV Partners to incur costs in preparing for and responding to them. Additionally, energy needs could increase or decrease as a result of extreme weather conditions, depending on the duration and magnitude of those conditions.
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
Neither MV Partners nor the Trustee has requested a ruling from the IRS regarding these tax questions. Such a ruling may not be granted if requested; moreover, the IRS could challenge these positions on audit. See “Item 1. Business — Federal Income Tax Matters” for more information about the various matters described under this risk factor.
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
Item 1B.   Unresolved Staff Comments.
None.
Item 1C.   Cybersecurity.
The Trust has no directors or executive officers. The affairs of the Trust are managed by the Trustee. The Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (“BNY Mellon”), the parent corporation of The Bank of New York Mellon Trust Company, N.A. As further described in its 2023 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.
Risk Management Strategy and Procedures
BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity strategy and procedures are embedded in its Three Lines of Defense model.

As part of its first line of defense, BNY Mellon maintains a dedicated Information Security Division (“ISD”), led by the Chief Information Security Officer (the “CISO”), that is responsible for the day-to-day management of risks from cybersecurity threats. ISD’s responsibilities include cyber threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. ISD monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, ISD maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. BNY Mellon also has standing arrangements with third parties to assist BNY Mellon in identifying, assessing and managing cybersecurity threats, including in connection with risk assessments, penetration testing, legal advice and other aspects of BNY Mellon’s cybersecurity risk management and incident response processes.
BNY Mellon has a defined third-party governance framework to help manage the risk posed to it by the use of third-party service providers. BNY Mellon evaluates the risk posed by third-party service engagements based on multiple factors. BNY Mellon has protocols that seek to mitigate cybersecurity risks associated with third-party service providers based on the risk level assigned to such third party, which may include mandatory contractual obligations or the implementation of additional controls by BNY Mellon and/or the applicable service provider.
ISD is subject to ongoing review and challenge from Technology Risk Management, which is a part of the independent second line of defense risk function. Technology Risk Management, together with the broader Risk & Compliance group, is responsible for and manages BNY Mellon’s risk management framework and establishes guidance for ISD and management designed to help identify, assess and manage cybersecurity risk.
BNY Mellon’s Internal Audit function serves as the third line of defense and provides an independent view on how effectively the organization as a whole manages cybersecurity risk.
Risk Management Oversight and Governance
BNY Mellon’s management is responsible for assessing and managing BNY Mellon’s material risks from cybersecurity threats with oversight provided by its Board of Directors (the “Board”) and the Board committees. The Risk Committee of the Board has primary responsibility for oversight of the overall operation of BNY Mellon’s risk management framework, including policies and practices addressing cybersecurity risk, and is responsible for the oversight of the second line of defense with respect to its cybersecurity risk management responsibilities. The Technology Committee of the Board and the full Board regularly receive reports and briefings from management concerning cybersecurity matters, including any significant changes to BNY Mellon’s cybersecurity program. BNY Mellon also has protocols for escalating cybersecurity threats and incidents to the Technology Committee of the Board and the full Board. In addition, the Audit Committee of the Board monitors and oversees the performance of Internal Audit, including with respect to its cybersecurity risk management responsibilities.
At the management level, BNY Mellon’s Technology Oversight Committee, which is the senior management committee responsible for the governance and oversight of BNY Mellon’s significant technology projects and initiatives, reviews reports from management concerning ISD and is responsible for, among other things, escalating issues, including significant cybersecurity threats and incidents, to the Technology Committee of the Board. The Technology Oversight Committee is chaired by the Chief Information Officer (the “CIO”) and its members include the CISO.
BNY Mellon’s Technology Risk Committee is responsible for, among other things, overseeing and reviewing significant cybersecurity incidents. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Senior Risk and Control Committee and the Risk Committee of the Board. The Technology Risk Committee is co-chaired by the Head of Technology Risk and Control and the Chief Technology Risk Officer, and the CISO is a member.
BNY Mellon’s CIO, CISO and Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CISO joined BNY Mellon in 2022 and previously served as head of information security at a Fortune 500 biopharmaceutical company and an information technology company, as well as the Global Chief Technology Officer at a large cybersecurity company. BNY Mellon’s CIO has served in that position since 2017 and previously held roles as Chief Information Officer, Chief Technology Officer, and numerous other technology management positions at other large financial institutions. BNY Mellon’s Chief Technology Risk Officer joined BNY Mellon in 2021 and previously served as Global Head of Technology Risk Management, Chief Information Security Officer, Global Head of Cyber Risk and Operational Resilience and Chief Risk Officer for Technology and Operations at other large financial institutions.
Item 2.   Properties.
Reference is made to “Item 1. Business — Description of the Underlying Properties” and “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Planned Development and Workover Program,” which are incorporated herein by reference.
Item 3.   Legal Proceedings.
Currently, there are no legal proceedings pending to which the Trust is a party or of which any of its property is the subject.
Item 4.   Mine Safety Disclosures.
None.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The Trust Units commenced trading on the New York Stock Exchange on January 19, 2007 under the symbol “MVO.” As of March 20, 2024, the 11,500,000 Trust Units outstanding were held by 11 Trust unitholders of record.
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
Recent Sales of Unregistered Securities
There were no equity securities sold by the Trust during the year ended December 31, 2023 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).
Purchases of Equity Securities
There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2023.
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
Critical Accounting Policies and Estimates
The Trust uses the modified cash basis of accounting to report receipts by the Trust of the net profits interest and payments of expenses incurred. The net profits interest represents the right to receive revenues (oil, gas and natural liquid gas sales) less direct operating expenses (lease operating, maintenance and overhead expenses and production and property taxes) and an adjustment for lease equipment cost and lease development expenses (which are capitalized in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)) of the underlying properties times 80%. Cash distributions of the Trust will be made based on the amount of cash received by the Trust pursuant to terms of the Conveyance.
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
Comparison of Results of the Trust for the Years Ended December 31, 2023 and 2022
The following represents a discussion of the Comparison of Results of the Trust for the Years Ended December 31, 2023 and 2022. Refer to “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023, for a discussion of the Comparison of Results of the Trust for the Years Ended December 31, 2022 and 2021.
Income for the Trust from the net profits interest was $18.1 million for the year ended December 31, 2023 compared to $27.2 million for the year ended December 31, 2022. The Trustee withheld $1.3 million and $1.7 million for future Trust expenses for the years ended December 31, 2023 and 2022, respectively. General and administrative expense for the Trust was $1.05 million for 2023 and $0.94 million for 2022. These factors resulted in distributable income of $16.8 million, or $1.460 per Trust Unit, in 2023 compared to $25.5 million, or $2.220 per Trust Unit, in 2022.
The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the year ended December 31, 2023 substantially represented the production by MV Partners from September 2022 through August 2023, and the cash received by the Trust during the year ended December 31, 2022 substantially represented the production by MV Partners from September 2021 through August 2022. MV Partners computes net proceeds quarterly on a calendar basis and distributes to the Trust 80% of the aggregate of such net proceeds attributable to a computation period on or before the 25th day of the month following the computation period. As a result, for the year ended December 31, 2023, the Trust’s net profits interest represented the cash proceeds received by the Trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2022 through September 30, 2023. For the year ended December 31, 2022, the Trust’s net profits interest represented the cash proceeds received by the Trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2021 through September 30, 2022.
Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $22.6 million for the period from October 1, 2022 through September 30, 2023. The Trust’s net profits interest (80%) of this total was $18.1 million for the year ended December 31, 2023. During the year ended December 31, 2023, MV Partners did not withhold or release any dollar amounts due to the Trust from previously established cash reserves for future capital expenditures, which resulted in total cash proceeds received by the Trust of $18.1 million for the year ended December 31, 2023.
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
The average price received for crude oil sold during 2023 was $74.03 per Bbl, while the average price received for crude oil sold during 2022 was $87.86 per Bbl. The average price received for natural gas sold during 2023 was $4.31 per Mcf, while the average price received for natural gas sold during 2022 was $5.21 per Mcf. The average prices for 2023 related to production by MV Partners from September 2022 through August 2023, and the average prices for 2022 related to production by MV Partners from September 2021 through August 2022.
The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2022 to September 30, 2023 were 486,189 Bbls of oil, 24,587 Mcf of natural gas and 50 Bbls of natural gas liquids, for a total of 490,320 Boe. The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2021 to September 30, 2022 were 496,767 Bbls of oil, 27,130 Mcf of natural gas and 82 Bbls of natural gas liquids, for a total of 501,342 Boe.
As noted above, the amounts reflected in the accompanying financial statements for the Trust’s year ended December 31, 2023 reflect cash received by the Trust during the year. Such cash is primarily derived from production by MV Partners from September 2022 through August 2023. The amounts reflected in the accompanying financial statements for the Trust’s year ended December 31, 2022 reflect cash received by the Trust during the year. Such cash is primarily derived from production by MV Partners from September 2021 through August 2022.
Liquidity and Capital Resources
Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee as well as an annual administrative fee to MV Partners pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the net profits interest and payments from other sources (such as interest earned on any amounts reserved by the Trustee) in that quarter, over the Trust’s expenses paid for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future expenses. As of December 31, 2023, $1,263,932 was held by the Trustee as such a reserve.
The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the years ended December 31, 2023 and 2022 there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.
Beginning in the first quarter of 2022, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build an approximately $1.265 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities. This amount is in addition to the $1.8 million letter of credit described above. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. The targeted $1.265 million cash reserve was fully funded as of April 25, 2023.
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
The development program that MV Partners currently intends to implement over the three years ending December 31, 2026 with respect to the underlying properties categorized as proved undeveloped reserves consists of recompletion and workover projects, and polymer workovers. The development program that MV Partners currently intends to implement over the next three years with respect to the underlying properties categorized as proved developed non-producing reserves consists of well-reactivation projects, injection well-workover projects, recompletion projects, and well-workover projects.
MV Partners expects total capital expenditures for the underlying properties during the three years ending December 31, 2026 will be approximately $0.6 million for recompletion and workovers of existing wells. MV Partners expects that these capital projects will add production that will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties. The Trust is not directly obligated to pay any portion of any capital expenditures made with respect to the underlying properties; however, capital expenditures made by MV Partners with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the Trust. As a result, the Trust will indirectly bear an 80% (subject to certain limitations during the final three years of the Trust, as described above under “Item 1. Business — Computation of Net Proceeds — Net Profits Interest”) share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the Trust in respect of its net profits interest, which will have a corresponding effect on cash available for distribution to Trust unitholders. As the cash received by the Trust in respect of the net profits interest will be reduced by the Trust’s pro rata share of these capital expenditures, MV Partners expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the Trust on a basis that balances the impact of the capital expenditures on current cash distributions to the Trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.
MV Partners, as the operator of the underlying properties, is entitled to make all determinations related to capital expenditures with respect to the underlying properties, and there are no limitations on the amount of capital expenditures that MV Partners may incur with respect to the underlying properties, except as described above under “Item 1. Business — Computation of Net Proceeds — Net Profits Interest.” As the Trust unitholders would not be expected to fully realize the benefits of capital expenditures made with respect to the underlying properties toward the end of the term of the Trust, during each twelve-month period beginning on June 30, 2023, capital expenditures that may be taken into account in calculating net proceeds attributable to the net profits interest will be limited to the average annual capital expenditures during the preceding three years, as adjusted for inflation. The Average Annual Capital Expenditure Amount for the twelve-month period ending June 30, 2024 is $2,223,892. See “Item 1. Business — Computation of Net Proceeds — Net Profits Interest.”

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.
The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8.   Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of MV Oil Trust
and The Bank of New York Mellon Trust Company, N.A., as Trustee
Opinion on the financial statements
We have audited the accompanying statements of assets and trust corpus of MV Oil Trust (the “Trust”) as of December 31, 2023 and 2022, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2023 and 2022, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2023, in conformity with the modified cash basis of accounting described in Note B to the financial statements.
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
Oklahoma City, Oklahoma
March 20, 2024

MV OIL TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS
	December 31,
	2022	2023
ASSETS
Cash and cash equivalents	$1,036,214	$1,263,932
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(44,536,335)	(46,191,522)
Total assets	$6,883,554	$5,456,085
TRUST CORPUS
Trust corpus, 11,500,000 Trust Units issued and outstanding at December 31, 2022 and 2023	$6,883,554	$5,456,085
STATEMENTS OF DISTRIBUTABLE INCOME
	Year ended December 31,
	2021	2022	2023
Income from net profits interest	$12,078,886	$27,204,590	$18,068,559
Cash on hand used (withheld) for Trust expenses	207,425	(739,068)	(227,718)
General and administrative expense(1)	(958,811)	(935,522)	(1,050,841)
Distributable income	$11,327,500	$25,530,000	$16,790,000
Distributions per Trust Unit (11,500,000 Trust Units issued and outstanding for 2021, 2022 and 2023)	$0.985	$2.220	$1.460

(1)
Includes $134,032, $112,379 and $116,874 paid to MV Partners, LLC and $150,000, $150,000, and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2021, 2022 and 2023, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS
	Year ended December 31,
	2021	2022	2023
Trust corpus, beginning of year	$10,583,308	$7,909,468	$6,883,554
Income from net profits interest	12,078,886	27,204,590	18,068,559
Cash distributions	(11,327,500)	(25,530,000)	(16,790,000)
Trust expenses	(958,811)	(935,522)	(1,050,841)
Amortization of net profits interest	(2,466,415)	(1,764,982)	(1,655,187)
Trust corpus, end of year	$7,909,468	$6,883,554	$5,456,085

MV OIL TRUST
NOTES TO FINANCIAL STATEMENTS
NOTE A — ORGANIZATION OF THE TRUST
MV Oil Trust (the “Trust”) is a statutory trust formed on August 3, 2006, under the Delaware Statutory Trust Act pursuant to a Trust Agreement (as amended and restated, the “Trust Agreement”) among MV Partners, LLC (“MV Partners”), as trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”).
The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders pursuant to the Conveyance of Net Profits Interest dated as of January 24, 2007 from MV Partners to the Trust (the “Conveyance”). The term net profits interest is an interest in underlying properties consisting of MV Partners’ net interests in all of its oil and natural gas properties located in the Mid-Continent region in the states of Kansas and Colorado (the “underlying properties”). These oil and gas properties include approximately 850 producing oil and gas wells.
The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the liquidation date, which is the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (MMBoe) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s 80% net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. As of December 31, 2023, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to MV Partners’ interest from the sale of 14.1 MMBoe of production from the underlying properties (which amount is the equivalent of 11.3 MMBoe with respect to the Trust’s net profits interest).
The Trust will dissolve prior to the liquidation date if:
(a)
the Trust sells the net profits interest;

(b)
annual cash proceeds received by the Trust attributable to the net profits interest are less than $1.0 million for each of two consecutive years;

(c)
the holders of a majority of the outstanding units of beneficial interest in the Trust (“Trust Units”) vote in favor of dissolution; or

(d)
there is a judicial dissolution of the Trust.

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
No new accounting pronouncements have been adopted or issued during the year ended December 31, 2023 that would impact the financial statements of the Trust.
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

NOTE C — NET PROFITS INTEREST
The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and is calculated as follows:
Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675
NOTE D — INCOME FROM NET PROFITS INTEREST
	Year ended December 31,
	2021	2022	2023
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$15,098,607	$34,005,736	$22,585,699
Times net profits interest over the term of the Trust	80%	80%	80%
Income from net profits interest before reserve adjustments	12,078,886	27,204,590	18,068,559
MV Partners reserve for future capital expenditures(2)	—	—	—
Income from net profits interest(3)	$12,078,886	$27,204,590	$18,068,559

(1)
Pursuant to the Conveyance, direct operating expenses, lease equipment and development costs are deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the Conveyance, MV Partners can reserve up to $1,000,000 for future exploration, development, maintenance or operating expenditures at any time. The reserve balance was $1,000,000 at December 31, 2021, 2022 and 2023, respectively.

(3)
The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production; thus, the cash received by the Trust during the year ended December 31, 2021 substantially represents the production by MV Partners from September 2020 through August 2021 and the cash received by the Trust during the year ended December 31, 2022 substantially represents the production by MV Partners from September 2021 through August 2022 and the cash received by the Trust during the year ended December 31, 2023 substantially represents the production by MV Partners from September 2022 through August 2023.

For the years ended December 31, 2021, 2022 and 2023, MV Purchasing, LLC (“MV Purchasing”) purchased 73%, 74% and 73%, respectively, of the production sold from the underlying properties. MV Purchasing is majority-owned by the indirect equity owners of MV Partners. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.
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
Beginning in the first quarter of 2022, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build an approximately $1.265 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. The targeted $1.265 million cash reserve was fully funded as of April 25, 2023.
Date paid	Period covered	Distribution per unit	Reserve released (established)(1)
January 25, 2021	October 1, 2020 through December 31, 2020	$0.110	—
April 23, 2021	January 1, 2021 through March 31, 2021	$0.210	—
July 23, 2021	April 1, 2021 through June 30, 2021	$0.300	—
October 25, 2021	July 1, 2021 through September 30, 2021	$0.365	—
January 25, 2022	October 1, 2021 through December 31, 2021	$0.410	—
April 25, 2022	January 1, 2022 through March 31, 2022	$0.425	—
July 25, 2022	April 1, 2022 through June 30, 2022	$0.700	—
October 25, 2022	July 1, 2022 through September 30, 2022	$0.685	—
January 25, 2023	October 1, 2022 through December 31, 2022	$0.410	—
April 25, 2023	January 1, 2023 through March 31, 2023	$0.345	—
July 25, 2023	April 1, 2023 through June 30, 2023	$0.325	—
October 25, 2023	July 1, 2023 through September 30, 2023	$0.380	—

(1)
Pursuant to the Conveyance, MV Partners can reserve up to $1,000,000 for future exploration, development, maintenance or operating expenditures at any time.

NOTE G — RELATED PARTY TRANSACTIONS
The Trust has entered into an administrative services agreement with MV Partners that obligates the Trust, throughout the term of the Trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the Trust relating to the net profits interest. The annual fee, which increases by 4% each year, was a total of $108,057, $112,379 and $116,874 for 2021, 2022 and 2023, respectively. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and MV Partners.
The Trust has entered into a Trust Agreement with the Trustee that obligates the Trust, throughout the term of the Trust, to pay to the Trustee a quarterly fee. The annual fee was a total of $150,000 for each of 2021, 2022 and 2023. In addition, the Trustee paid an annual fee to the Delaware trustee of $2,750, $2,760 and $2,760 in 2021, 2022 and 2023, respectively. The Trust Agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of a majority of the Trust unitholders.

NOTE H — ADVANCE FOR TRUST EXPENSES
Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2021, 2022 and 2023, the Trust did not borrow any money, and there were no prior borrowings that had not been repaid. Since the Trust uses the modified cash basis of accounting, a liability has not been recorded for any advances from MV Partners. The net advance is shown as an addition to Trust Corpus when the borrowing is made and is shown as a reduction to Trust Corpus when it is repaid.
MV Partners provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.
Beginning in the first quarter of 2022, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build an approximately $1.265 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities. This amount is in addition to the letter of credit in the amount of $1.8 million provided to the Trustee by MV Partners to protect the Trust against the risk that it does not have sufficient cash to pay future expenses. The Trustee may increase or decrease the targeted amount at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Trust unitholders, together with interest earned on the funds. This cash reserve is included in cash and cash equivalents on the accompanying Statements of Assets and Trust Corpus.
NOTE I — OTHER EVENTS
Subsequent event
The first quarterly distribution for 2024 was $5,347,500, or $0.465 per Trust Unit, and was made on January 25, 2024 to Trust unitholders owning Trust Units as of January 16, 2024. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2023 through December 31, 2023.
NOTE J — DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)
The Trust is required to disclose proved reserves in accordance with the SEC’s reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2021, 2022 and 2023 has been presented in accordance with these rules.
Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2021, 2022 and 2023 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the managers of MV Partners who operate the underlying properties, in accordance with the SEC’s rules and definitions. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” and “proved undeveloped” crude oil, natural gas, and natural gas liquids reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.
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

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES
	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)	Total (Boe)
Proved reserves
Balance at December 31, 2020	1,800,942	18,396	654	1,804,434
Revisions of previous estimates	661,281	101,055	(247))	677,963
Production	(514,745)	(32,916)	(88)	(520,289)
Balance at December 31, 2021	1,947,478	86,535	319	1,962,108
Revisions of previous estimates	95,494	11,867	28	97,490
Production	(493,642)	(25,461)	(87)	(497,942)
Balance at December 31, 2022	1,549,330	72,941	260	1,561,656
Revisions of previous estimates	18,556	(13,839)	(49)	16,218
Production	(484,433)	(23,929)	(34)	(488,444)
Balance at December 31, 2023	1,083,453	35,173	177	1,089,430
Proved developed reserves
December 31, 2020	1,641,394	18,396	654	1,644,886
December 31, 2021	1,860,861	86,535	319	1,875,491
December 31, 2022	1,492,741	72,941	260	1,505,067
December 31, 2023	1,069,533	35,173	177	1,075,510
Proved undeveloped reserves
December 31, 2020	159,548	—	—	159,548
Proved undeveloped reserves converted to proved developed reserves by drilling	(68,621)	—	—	(68,621)
Additional proved undeveloped reserves added during 2021	9,981	—	—	9,981
Proved undeveloped reserves removed from drilling plan	(14,294)	—	—	(14,294)
Revisions of previous estimates	3	—	—	3
December 31, 2021	86,617	—	—	86,617
Proved undeveloped reserves converted to proved developed reserves by drilling	(31,444)	—	—	(31,444)
Additional proved undeveloped reserves added during 2022	26,746	—	—	26,746
Proved undeveloped reserves removed from drilling plan	(25,304)	—	—	(25,304)
Revisions of previous estimates	(26)	—	—	(26)
December 31, 2022	56,589	—	—	56,589
Proved undeveloped reserves converted to proved developed reserves by drilling	(17,513)	—	—	(17,513)
Additional proved undeveloped reserves added during 2023	—	—	—	—
Proved undeveloped reserves removed from drilling plan	(21,859)	—	—	(21,859)
Revisions of previous estimates	(3,297)	—	—	(3,297)
December 31, 2023	13,920	—	—	13,920

The Trust recognized net reductions to reserves for its share of MV Partners’ total during 2021 associated with the production of properties of 520,289 Boe. The Trust recognized net decreases to reserves of 4,313 Boe as a result of changes in the development plan. Net increases to reserves of 682,276 Boe were a result of positive revisions due to higher commodity prices during 2021.
The Trust recognized net reductions to reserves for its share of MV Partners’ total during 2022 associated with the production of properties of 497,942 Boe. The Trust recognized net increases to reserves of 1,442 Boe as a result of changes in the development plan. Additional increases to reserves of 96,047 Boe were a result of positive revisions due to higher commodity prices during 2022.
The Trust recognized net reductions to reserves for its share of MV Partners’ total during 2023 associated with the production of properties of 488,444 Boe. The Trust recognized net decreases to reserves of 21,859 Boe as a result of changes in the development plan. Additional increases to reserves of 38,078 Boe were a result of positive revisions due to effectiveness of workovers and development during 2023.
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
FROM PROVED OIL AND GAS RESERVES
Estimates of future net cash flows from proved reserves of crude oil, natural gas, and natural gas liquids are computed using the average, first-day-of-the-month price during the 12-month period for 2021, 2022 and 2023.
	2021	2022	2023
Future cash inflows	$121,119,425	$138,608,602	$79,962,266
Future costs
Production	(65,037,972)	(56,930,542)	(39,562,496)
Development	(1,442,500)	(1,047,713)	(472,000)
Future net cash flows	54,638,953	80,630,347	39,927,770
Less 10% discount factor	(9,376,987)	(11,418,520)	(4,176,829)
Standardized measure of discounted future net cash flows	$45,261,966	$69,211,827	$35,750,941
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS FROM PROVED OIL AND GAS RESERVES
	2021	2022	2023
Standardized measure at beginning of year	$12,821,162	$45,261,966	$69,211,827
Net proceeds to the Trust	(12,078,886)	(27,204,589)	(18,068,560)
Net changes in price and production costs	28,017,592	39,987,484	(21,474,622)
Changes in estimated future development costs	(289,926)	(124,022)	334,663
Development costs incurred during the year	1,002,600	454,500	188,000
Revisions of quantity estimates	15,737,944	4,463,154	723,212
Accretion of discount	1,282,116	4,526,197	6,921,183
Changes in production rates, timing and other(1)	(1,230,636)	1,847,137	(2,084,762)
Standardized measure at end of year	$45,261,966	$69,211,827	$35,750,941

(1)
The Trust’s changes in standardized measure of discounted future net cash flows attributable to production rates, timing and other primarily represents changes in the Trust’s estimates of when proved reserve quantities will be realized. During the years ended December 31, 2021, 2022 and 2023, the operator changed its development drilling capital plans, which had the effect of altering the estimated timing of development and then the ultimate realization of undeveloped proved reserves.

The average, first-day-of-the-month price during the 12-month period for 2021, 2022 and 2023 used in determining future net revenues related to the standardized measure calculation are as follows:
	2021	2022	2023
Oil (per Bbl)	$62.06	$89.17	$73.72
Gas (per Mcf)	$2.91	$6.10	$2.41
NGL (per Bbl)	$21.23	$37.47	$31.29

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
Due to the contractual arrangements of (i) the Trust Agreement and (ii) the Conveyance, the Trustee relies on (A) information provided by MV Partners, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (B) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See “Item 1A. Risk Factors — The Trust and the public Trust unitholders have no voting or managerial rights with respect to MV Partners, the operator of the underlying properties. As a result, public Trust unitholders have no ability to influence the operation of the underlying properties” in this Form 10-K, and “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of certain risks relating to these arrangements and reliance on information when reported by MV Partners to the Trustee and recorded in the Trust’s results of operations.
Changes in Internal Control Over Financial Reporting.   During the fourth quarter ended December 31, 2023, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.
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
As of December 31, 2023, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2023, based on those criteria.
Item 9B.   Other Information.
Rule 10b5-1 Trading Plans.   During the three months ended December 31, 2023, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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
Code of Ethics
The Trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. However, employees of the Trustee must comply with the code of ethics of The Bank of New York Mellon Trust Company, N.A.
Item 11.   Executive Compensation.
During the years ended December 31, 2023, 2022 and 2021, the Trustee received compensation from the Trust in the amount of $150,000 each year. The Trust does not have any executive officers. Because the Trust does not have a board of directors, it does not have a compensation committee.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
(a)   Security Ownership of Certain Beneficial Owners.
The following table sets forth certain information regarding the beneficial ownership of the Trust Units as of March 20, 2024 by each person who, to the Trust’s knowledge, beneficially owns more than 5% of the outstanding Trust Units.
Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
MV Energy, LLC(2)	2,875,000	25.0%
VAP-I, LLC(2)	1,437,500	12.5%
Robert J. Raymond(3)	1,016,114	8.8%

(1)
Based on 11,500,000 Trust Units outstanding as of March 20, 2024.

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
Administrative Services Agreement
The Trust has entered into an administrative services agreement with MV Partners that obligates the Trust, throughout the term of the Trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the Trust relating to the net profits interest. The annual fee, which increases by 4% each year, was a total of $116,874 for 2023. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and MV Partners.
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
The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Trust’s financial statements for 2022 and 2023 and fees billed for other services rendered by Grant Thornton LLP.
	2022	2023
Audit fees	$237,771	$256,172
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$237,771	$256,172

PART IV
Item 15.   Exhibit and Financial Statement Schedules
(a)(1)   Financial Statements
The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:
(a)(2)   Schedules
Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.
(a)(3)   Exhibits
Exhibit Number		Description
3.1	—	Certificate of Trust of MV Oil Trust. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed on August 14, 2006 (Registration No. 333-136609))
3.2	—	Amended and Restated Trust Agreement, dated as of January 24, 2007, among MV Partners, LLC, The Bank of New York Trust Company, N.A. and Wilmington Trust Company. (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))
4.1	—
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated herein by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 1-33219))

10.1	—	Conveyance of Net Profits Interest, dated as of January 24, 2007, from MV Partners, LLC to The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))
10.2	—	Administrative Services Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))
10.3	—	Registration Rights Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))
31.1*	—	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	—	MV Oil Trust Clawback Policy
99.1*		Report of Cawley, Gillespie & Associates, Inc., Petroleum Consultants

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
March 20, 2024
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