Form 10-Q
period 2024-03-31
MV Oil Trust
filed 2024-05-08
CIK 1371782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2024

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ⌧
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

As of May 8, 2024, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MV OIL TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended March 31,
	2024	2023
Income from net profits interest	$5,559,056	$5,186,301
Cash on hand used (withheld) for Trust expenses	103,156	(138,798)
General and administrative expenses (1)	(314,712)	(332,503)
Distributable income	$5,347,500	$4,715,000
Distributions per Trust unit (11,500,000 Trust units issued and outstanding at March 31, 2024 and 2023)	$0.465	$0.410

(1)	Includes $30,387 and $29,219 paid to MV Partners, LLC during the three months ended March 31, 2024 and 2023, respectively, and $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three-month periods ended March 31, 2024 and 2023.

CONDENSED STATEMENTS OF ASSETS AND TRUST CORPUS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,160,776	$1,263,932
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(46,604,298)	(46,191,522)
Total assets	$4,940,153	$5,456,085
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at March 31, 2024 and December 31, 2023	$4,940,153	$5,456,085

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended March 31,
	2024	2023
Trust corpus, beginning of period	$5,456,085	$6,883,554
Income from net profits interest	5,559,056	5,186,301
Cash distributions	(5,347,500)	(4,715,000)
Trust expenses	(314,712)	(332,503)
Amortization of net profits interest	(412,776)	(424,850)
Trust corpus, end of period	$4,940,153	$6,597,502

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

The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders pursuant to a conveyance from MV Partners to the Trust. The term net profits interest represents the right to receive 80% of the net proceeds (calculated as described below in Note 5) from production from the underlying properties (as defined below) (the “net profits interest”). The net profits interest consists of MV Partners’ net interests in all of its oil and natural gas properties located in the Mid-Continent region in the states of Kansas and Colorado (the “underlying properties”). The underlying properties include approximately 850 producing oil and gas wells.

The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from the underlying properties during the term of the Trust. The net profits interest will terminate on the later to occur of (1) June 30, 2026 or (2) the time when 14.4 million barrels of oil equivalent (“MMBoe”) have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. As of March 31, 2024, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to MV Partners’ interest from the sale of 14.3 MMBoe of production from the underlying properties (which amount is the equivalent of 11.4 MMBoe with respect to the Trust’s net profits interest).

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

Note 2—Basis of Presentation

The accompanying Condensed Statement of Assets and Trust Corpus as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and March 31, 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of the Trustee, necessary for a fair presentation of the results of the interim period presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

No new accounting pronouncements were adopted or issued during the quarter ended March 31, 2024 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended March 31,
	2024	2023
Excess of revenues over direct operating expenses and lease equipment and development costs (1)	$6,948,819	$6,482,877
Times net profits interest over the term of the Trust	80%	80%
Income from net profits interest before reserve adjustments	5,559,056	5,186,301
MV Partners reserve for future capital expenditures (2)	–	–
Income from net profits interest (3)	$5,559,056	$5,186,301

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by MV Partners during the September through November production period. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1,000,000 for future capital expenditures at any time. During the three months ended March 31, 2024 and 2023, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $1,000,000 at March 31, 2024 and 2023.

(3)	The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended March 31, 2024 substantially represents the production by MV Partners from September 2023 through November 2023, and the cash received by the Trust during the three months ended March 31, 2022 substantially represents the production by MV Partners from September 2022 through November 2022.

For the three months ended March 31, 2024 and 2023, MV Purchasing, LLC, which is majority-owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market-sensitive pricing.

Note 6—Income Taxes

The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 7—Distributions to Unitholders

MV Partners makes quarterly payments of the net profits interest to the Trust. The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 25th day of the month following the end of each quarter to the Trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to the preceding quarter, over the expenses of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust. Beginning in the first quarter of 2022, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build an approximately $1.265 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. This cash reserve is included in cash and cash equivalents on the accompanying Condensed Statements of Assets and Trust Corpus.

The first quarterly distribution during 2024 was $5,347,500, or $0.465 per Trust unit, and was made on January 25, 2024 to Trust unitholders owning Trust units as of January 16, 2024. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from October 1, 2023 through December 31, 2023.

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

Note 8—Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended March 31, 2024 and 2023, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

The second quarterly distribution during 2024 was $3,795,000, or $0.33 per Trust unit, and was made on April 25, 2024 to Trust unitholders owning Trust units as of April 15, 2024. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from January 1, 2024 through March 31, 2024.

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

Results of Operations

Results of Operations for the Quarters Ended March 31, 2024 and 2023

The cash received by the Trust from MV Partners during the quarter ended March 31, 2024 substantially represents the production by MV Partners from September 2023 through November 2023. The cash received by the Trust from MV Partners during the quarter ended March 31, 2023 substantially represents the production by MV Partners from September 2022 through November 2022. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest increased $372,755 to $5,559,056 for the quarter ended March 31, 2024 from $5,186,301 for the quarter ended March 31, 2023. The increase was primarily due to a $465,942 increase in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $6,948,819 from $6,482,877 for the same period in the prior year. These amounts were reduced by a Trustee holdback for current Trust expenses of $211,556 and $207,760 for the quarters ended March 31, 2024 and 2023, respectively, and a Trustee holdback for future estimated Trust expenses of $263,541 for the quarter ended March 31, 2023. The Trustee paid general and administrative expenses of $314,712 and $332,503 for the quarters ended March 31, 2024 and 2023, respectively. During the quarters ended March 31, 2024 and 2023, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the quarter ended March 31, 2024 of $5,347,500, an increase of $632,500 from $4,715,000 for the quarter ended March 31, 2023.

The average price received for crude oil sold was $80.07 per Bbl and the average price received for natural gas sold was $2.23 per Mcf for the period from October 1, 2023 through December 31, 2023. The average price received for crude oil sold was $80.66 per Bbl and the average price received for natural gas sold was $6.85 per Mcf for the period from October 1, 2022 through December 31, 2022.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2023 through December 31, 2023 were 122,548 Bbls of oil, 5,977 Mcf of natural gas and 6 Bbls of natural gas liquids, for a total of 123,548 barrels of oil equivalent. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2022 through December 31, 2022 were 124,305 Bbls of oil, 6,636 Mcf of natural gas and 22 Bbls of natural gas liquids, for a total of 125,425 barrels of oil equivalent.

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

Beginning in the first quarter of 2022, the trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build a cash reserve for the payment of future known, anticipated or contingent expenses or liabilities. This amount is in addition to the $1.8 million letter of credit described below. The Trustee may increase or decrease the targeted amount and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As of March 31, 2024, $1,160,776 was held by the Trustee and is reported as cash and cash equivalents.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three months ended March 31, 2024 and 2023, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

Substantially all of the underlying properties are located in mature fields, and MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1,000,000 in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. As of March 31, 2024, $1,000,000 was held by MV Partners as a capital reserve.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although MV Partners advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), including under the section “Item 1A. Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2024, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part I of the Form 10-K.

Item 5. Other Information.

Rule 10b5-1 Trading Plans.   During the three months ended March 31, 2024, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.

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

Date: May 8, 2024

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