Form 10-Q
period 2024-06-30
MV Oil Trust
filed 2024-08-09
CIK 1371782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2024

or

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

As of August 9, 2024, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MV OIL TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Income from net profits interest	$4,019,362	$4,389,499	$9,578,418	$9,575,800
Cash on hand used (withheld) for Trust expenses	(98,159)	(179,663)	4,997	(318,461)
General and administrative expenses(1)	(126,203)	(242,336)	(440,915)	(574,839)
Distributable income	$3,795,000	$3,967,500	$9,142,500	$8,682,500
Distributions per Trust unit (11,500,000 Trust units issued and outstanding at June 30, 2024 and 2023)	$0.330	$0.345	$0.795	$0.755

(1)	Includes $30,387 and $29,219 paid to MV Partners, LLC during the three months ended June 30, 2024 and 2023, respectively, and $60,775 and $58,437 during the six months ended June 30, 2024 and 2023, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended June 30, 2024 and 2023 and $75,000 during each of the six months ended June 30, 2024 and 2023.

STATEMENTS OF ASSETS AND TRUST CORPUS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,258,935	$1,263,932
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(46,996,163)	(46,191,522)
Total assets	$4,646,447	$5,456,085
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at June 30, 2024 and December 31, 2023	$4,646,447	$5,456,085

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Trust corpus, beginning of period	$4,940,153	$6,597,502	$5,456,085	$6,883,554
Income from net profits interest	4,019,362	4,389,499	9,578,418	9,575,800
Cash distributions	(3,795,000)	(3,967,500)	(9,142,500)	(8,682,500)
Trust expenses	(126,203)	(242,336)	(440,915)	(574,839)
Amortization of net profits interest	(391,865)	(400,982)	(804,641)	(825,832)
Trust corpus, end of period	$4,646,447	$6,376,183	$4,646,447	$6,376,183

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

The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from the underlying properties during the term of the Trust. As of June 30, 2024, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to MV Partners’ interest from the sale of 14.4 million barrels of oil equivalent (“MMBoe”) of production from the underlying properties (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s net profits interest). Consequently, the net profits interest will terminate on June 30, 2026 because the minimum amount of production (14.4 MMBoe) applicable to the net profits interest has been produced and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s net profits interest). The Trust will wind up its affairs and terminate after the net profits interest termination date of June 30, 2026 and, once the Trust winds up its affairs and terminates, it will pay no further distributions.

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

Note 2—Basis of Presentation

The accompanying Statement of Assets and Trust Corpus as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and June 30, 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been omitted pursuant to those rules and regulations.

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

No new accounting pronouncements were adopted or issued during the quarter ended June 30, 2024 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$5,024,203	$5,486,874	$11,973,022	$11,969,751
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	4,019,362	4,389,499	9,578,418	9,575,800
MV Partners reserve for future capital expenditures(2)	—	—	—	—
Income from net profits interest(3)	$4,019,362	$4,389,499	$9,578,418	$9,575,800

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by MV Partners during the December through February production periods for the three months ended June 30, 2024 and 2023, respectively, and during each of the September through February production periods for the six months ended June 30, 2024 and 2023, respectively. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three and six months ended June 30, 2024 and 2023, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $1.0 million at June 30, 2024 and 2023.

(3)	The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended June 30, 2024 substantially represents the production by MV Partners from December 2023 through February 2024, and the cash received by the Trust during the three months ended June 30, 2023 substantially represents the production by MV Partners from December 2022 through February 2023. The cash received by the Trust during the six months ended June 30, 2024 substantially represents the production by MV Partners from September 2023 through February 2024, and the cash received by the Trust during the six months ended June 30, 2024 substantially represents the production by MV Partners from September 2022 through February 2023.

For the three and six months ended June 30, 2024 and 2023, MV Purchasing, LLC, which is majority-owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market-sensitive pricing.

Note 6—Income Taxes

The Trust is a Delaware statutory trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made.

Note 7—Distributions to Unitholders

MV Partners makes quarterly payments of the net profits interest to the Trust. The Trustee determines for each quarter the amount available for distribution to the Trust unitholders. This distribution is expected to be made on or before the 25th day of the month following the end of each quarter to the Trust unitholders of record on the 15th day of the month following the end of each quarter (or the next succeeding business day). Such amounts will be equal to the excess, if any, of the cash received by the Trust relating to the preceding quarter, over the expenses of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for future expenses of the Trust. From the first quarter of 2022 to the second quarter of 2023, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build an approximately $1.265 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. This cash reserve is included in cash and cash equivalents on the accompanying Statements of Assets and Trust Corpus.

The first quarterly distribution during 2024 was $5,347,500, or $0.465 per Trust unit, and was made on January 25, 2024 to Trust unitholders owning Trust units as of January 16, 2024. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from October 1, 2023 through December 31, 2023.

The second quarterly distribution during 2024 was $3,795,000, or $0.330 per Trust unit, and was made on April 25, 2024 to Trust unitholders owning Trust units as of April 15, 2024. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from January 1, 2024 through March 31, 2024.

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

Note 8—Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended June 30, 2024 and 2023, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

The third quarterly distribution during 2024 was $4,715,000, or $0.410 per Trust unit, and was made on July 25, 2024 to Trust unitholders owning Trust units as of July 15, 2024. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from April 1, 2024 through June 30, 2024.

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

Overview and Trust Termination

The Trust does not conduct any operations or activities. The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The Trust’s purpose is, in general, to hold the net profits interest, to distribute to the Trust unitholders cash that the Trust receives in respect of the net profits interest, and to perform certain administrative functions in respect of the net profits interest and the Trust units. The Trust derives substantially all of its income and cash flows from the net profits interest. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from the underlying properties during the term of the Trust.

Trust termination. The Trust will wind up its affairs and terminate after the net profits interest termination date, which is set at June 30, 2026.

Results of Operations

Results of Operations for the Quarters Ended June 30, 2024 and 2023

The cash received by the Trust from MV Partners during the quarter ended June 30, 2024 substantially represents the production by MV Partners from December 2023 through February 2024. The cash received by the Trust from MV Partners during the quarter ended June 30, 2023 substantially represents the production by MV Partners from December 2022 through February 2023. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest decreased $370,137 to $4,019,362 for the quarter ended June 30, 2024 from $4,389,499 for the quarter ended June 30, 2023. The decrease was primarily due to a $462,671 decrease in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $5,024,203 from $5,486,974 for the same period in the prior year. These amounts were reduced by a Trustee holdback for current Trust expenses of $224,362 and $158,459 for the quarters ended June 30, 2024 and 2023, respectively, and a Trustee holdback for future Trust expenses of $263,540 for the quarter ended June 30, 2023. The Trustee paid general and administrative expenses of $126,203 and $242,336 for the quarters ended June 30, 2024 and 2023, respectively. During the quarters ended June 30, 2024 and 2023, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the quarter ended June 30, 2024 of $3,795,000, a decrease of $172,500 from $3,967,500 for the quarter ended June 30, 2023.

The average price received for crude oil sold was $70.25 per Bbl and the average price received for natural gas sold was $2.66 per Mcf for the period from January 1, 2024 through March 31, 2024. The average price received for crude oil sold was $73.03 per Bbl and the average price received for natural gas sold was $5.04 per Mcf for the period from January 1, 2023 through March 31, 2023.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from January 1, 2024 through March 31, 2024 were 116,363 Bbls of oil, 5,538 Mcf of natural gas and 5 Bbls of natural gas liquids, for a total of 117,289 barrels of oil equivalent. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from January 1, 2023 through March 31, 2023 were 117,365 Bbls of oil, 5,982 Mcf of natural gas and 23 Bbls of natural gas liquids, for a total of 118,377 barrels of oil equivalent.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

The cash received by the Trust from MV Partners during the six months ended June 30, 2024 substantially represents the production by MV Partners from September 2023 through February 2024. The cash received by the Trust from MV Partners during the six months ended June 30, 2023 substantially represents the production by MV Partners from September 2022 through February 2023. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest increased $2,617 to $9,578,418 for the six months ended June 30, 2024 from $9,575,800 for the six months ended June 30, 2023. The increase was primarily due to a $3,271 increase in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $11,973,022 from $11,969,751 for the same period in the prior year. These amounts were reduced by a Trustee holdback for current Trust expenses of $435,918 and $366,219 for the quarters ended June 30, 2024 and 2023, respectively, and a Trustee holdback for future Trust expenses of $527,081 for the six months ended June 30, 2023. The Trustee paid general and administrative expenses of $440,915 and $574,839 for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the six months ended June 30, 2024 of $9,142,500, an increase of $460,000 from $8,682,500 for the six months ended June 30, 2023.

The average price received for crude oil sold was $75.29 per Bbl and the average price received for natural gas sold was $2.43 per Mcf for the period from October 1, 2023 through March 31, 2024. The average price received for crude oil sold was $76.95 per Bbl and the average price received for natural gas sold was $5.99 per Mcf for the period from October 1, 2022 through March 31, 2023.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2023 through March 31, 2024 were 238,912 Bbls of oil, 11,515 Mcf of natural gas and 11 Bbls of natural gas liquids, for a total of 240,838 barrels of oil equivalent. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2022 through March 31, 2023 were 241,669 Bbls of oil, 12,617 Mcf of natural gas and 44 Bbls of natural gas liquids, for a total of 243,801 barrels of oil equivalent.

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

From the first quarter of 2022 to the second quarter of 2023, the trustee withheld a portion of the proceeds otherwise available for distribution each quarter to gradually build a $1.265 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities. This amount is in addition to the $1.8 million letter of credit described below. The Trustee may increase or decrease the targeted amount and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As of June 30, 2024, $1,258,935 was held by the Trustee and is reported as cash and cash equivalents.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and six months ended June 30, 2024 and 2023, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

Substantially all of the underlying properties are located in mature fields, and MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. As of June 30, 2024, $1.0 million was held by MV Partners as a capital reserve.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although MV Partners advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), including under the sections “Item 1A. Risk Factors” in the Form 10-K and “Item 1A. Risk Factors” in Part II of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2024, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part I of the Form 10-K, other than as set forth below.

The market price for the Trust units may not reflect the value of the net profits interest held by the Trust and, in addition, over time will decline to zero around or shortly after the termination date of the net profits interest, June 30, 2026.

The trading price for publicly traded securities similar to the Trust units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing sales prices of oil, natural gas and natural gas liquids production attributable to the underlying properties. Further, the market price of Trust units may be affected by factors other than the anticipated future Trust distributions. Consequently, the market price for the Trust units may not necessarily be indicative of the value that the Trust would realize if it sold the net profits interest to a third-party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust units should be considered by investors as a return of capital, with the remainder, if any, being considered as a return on investment. As a result, distributions made to a Trust unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the unitholder, and over time the market price of the Trust units will decline to zero around or shortly after the net profits interest termination date of June 30, 2026. After the net profits interest termination date of June 30, 2026, it is anticipated that the Trustee will make a final quarterly cash distribution, if any, shortly after the termination date to the Trust unitholders of record on the 15th day following June 30, 2026. If the Trust units are trading at a price substantially in excess of the aggregate distributions that may reasonably be expected to be made prior to the termination of the Trust, the price decline is likely to include one or more abrupt substantial decreases.

The Trustee may, under certain circumstances, sell the net profits interest and dissolve the Trust prior to the expected termination of the Trust. As a result, Trust unitholders may not recover their investment.

The Trustee must sell the net profits interest if the holders of a majority of the Trust units approve the sale or vote to dissolve the Trust. The Trustee must also sell the net profits interest if the annual cash proceeds from the underlying properties attributable to the net profits interest are less than $1.0 million for each of any two consecutive years. The sale of the net profits interest will result in the dissolution of the Trust. The net proceeds of any such sale will be distributed to the Trust unitholders; however, Trust unitholders may not recover their investment in the Trust units.

The Trust will wind up its affairs and terminate shortly after June 30, 2026. After the net profits interest termination date of June 30, 2026, it is anticipated that the Trustee will make a final quarterly cash distribution, if any, shortly after the termination date to the Trust unitholders of record on the 15th day following June 30, 2026. Other than such potential payment, the Trust unitholders will not be entitled to receive any net proceeds from the sale of production from the underlying properties following the termination of the net profits interest. Therefore, the market price of the Trust units will approach and eventually reach zero shortly after the end of the net profits interest term because cash distributions from the Trust will cease following the termination of the net profits interest, and the Trust will have no right to any additional production from the underlying properties after the term of the net profits interest.

Item 5. Other Information.

Rule 10b5-1 Trading Plans.   During the three months ended June 30, 2024, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.

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

Date: August 9, 2024

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