Form 10-K
period 2024-12-31
MV Oil Trust
filed 2025-03-20
CIK 1371782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
The aggregate market value of the 8,625,000 Units of Beneficial Interest in MV Oil Trust held by non-affiliates of the registrant, computed using the closing sales price of $9.42 on June 28, 2024, was approximately $81,247,500.
As of March 20, 2025, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.
Documents Incorporated By Reference: None

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements about MV Partners, LLC (“MV Partners”) and MV Oil Trust (the “Trust”) that are subject to risks and uncertainties and that are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Business” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, and other plans and objectives for the future operations of MV Partners and the Trust, are forward-looking statements. Such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Forward- looking statements are subject to risks and uncertainties and include statements pertaining to future development activities and costs and other statements in this Form 10-K that are prospective and constitute forward-looking statements.
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

•
the occurrence or threat of epidemic or pandemic diseases or other public health events or any government response to such occurrence or threat;

•
the effects of actions by, or disputes among or between members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil-exporting nations, such as Russia, with respect to production levels or other matters related to the prices of oil and natural gas;

•
the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographical region of oil-producing countries (including the ongoing armed conflicts between Russia and Ukraine and between Israel and Iran and its proxies and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

•
global economic conditions, such as a general slowdown in the global economy, trade barriers and tariffs, supply chain disruptions, inflationary pressures, currency fluctuations, changes in interest rates, and instability of financial institutions;

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
a.
Future cash inflows. These shall be computed by the average of the first-day-of-the-month prices during the 12-month period preceding the end of the year for 2022, 2023 and 2024 of oil and gas relating to the enterprise’s proved reserves to the year-end quantities of those reserves. Future price changes shall be considered only to the extent provided by contractual arrangements in existence at year-end.

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
On January 24, 2007, MV Partners and the Trust completed an initial public offering of units of beneficial interest in the Trust (the “Trust Units”). In connection with the completion of the initial public offering of Trust Units, on January 24, 2007, MV Partners conveyed a term net profits interest to the Trust that represents the right to receive 80% of the net proceeds (calculated as described below) from all of MV Partners’ interests in oil and natural gas properties as of January 24, 2007 (the “net profits interest”), pursuant to the Conveyance of net profits interest dated as of January 24, 2007 (the “Conveyance”). These properties are located in the Mid-Continent region in the States of Kansas and Colorado. MV Partners’ net interests in such properties, after deduction of all royalties and other burdens on production thereon as of January 24, 2007, are referred to in this Form 10-K as the “underlying properties.” As of December 31, 2024, the underlying properties produced predominantly oil from approximately 840 wells, and the projected reserve life of the underlying properties was over 35 years. Based on the summary prepared by Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers (“CG&A”), of its reserve report as of December 31, 2024 for the Trust, which is summarized herein under “— Description of the Underlying Properties — Reserves” and is referred to herein as the “reserve report,” the net profits interest would entitle the Trust to receive net proceeds from the sale of production of not less than 11.5 MMBoe of proved reserves during the term of the Trust, calculated as 80% of the proved reserves attributable to the underlying properties expected to be produced during the term of the Trust. Of these reserves, approximately 98% were classified as proved developed producing reserves as of December 31, 2024. Production volumes from the underlying properties for the year ended December 31, 2024 were approximately 99% oil and approximately 1% natural gas and natural gas liquids. The underlying properties are all located in mature fields that are characterized by long production histories and numerous additional development opportunities to help reduce the natural decline in production from the underlying properties.
As of December 31, 2024, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to MV Partners’ interest from the sale of 14.7 MMBoe of production from the underlying properties (which amount is the equivalent of 11.8 MMBoe with respect to the Trust’s net profits interest). Consequently, the net profits interest will terminate on June 30, 2026 (the “Termination Date”), because the minimum amount of production (14.4 MMBoe) applicable to the net profits interest has been produced and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s net profits interest). It is anticipated that the Trustee will make a final quarterly cash distribution, if any, to the Trust unitholders of record on the 15th day following June 30, 2026, and the Trust Units are expected to be cancelled shortly thereafter. The Trust will not be entitled to any net proceeds that MV Partners receives after the

Termination Date from the sale of production from the underlying properties. The Trust will dissolve and commence winding up its business and affairs after the Termination Date, and once the Trust winds up and terminates, it will pay no further distributions.
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
Description of the Trust Units
Each Trust Unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. Each Trust unitholder has the same rights regarding each of his or her Trust Units as every other Trust unitholder has regarding his or her Trust Units. The Trust Units are in book-entry form only and are not represented by certificates. The Trust had 11,500,000 Trust Units outstanding as of March 20, 2025.
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
Duration of the Trust; Sale of the Net Profits Interest
The Trust will remain in existence until shortly after the Termination Date, which is June 30, 2026, since 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the Trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest). The net profits interest will terminate on the Termination Date, at which point the Trust will dissolve and commence winding up its business and affairs. It is anticipated that the Trustee will make a final quarterly cash distribution, if any, shortly after the Termination Date to the Trust unitholders of record on the 15th day following June 30, 2026, and the Trust Units are expected to be cancelled shortly thereafter.
The Trust will dissolve and commence winding up its business and affairs prior to the Termination Date if:
•
the Trust sells the net profits interest;

•
the holders of a majority of the outstanding Trust Units vote in favor of dissolution; or

•
there is a judicial dissolution of the Trust.

Upon dissolution, the Trustee would then sell all of the Trust’s assets, which are limited to the net profits interest, and do not include the underlying properties, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders. As the net profits interest will terminate as of the Termination Date, there will be no sale of the net profits interest following June 30, 2026.
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

During each twelve-month period beginning on June 30, 2023 (the “Capital Expenditure Limitation Date”), the sum of the capital expenditures and amounts reserved for approved capital expenditure projects for such twelve-month period may not exceed the Average Annual Capital Expenditure Amount. The “Average Annual Capital Expenditure Amount” means the quotient of (x) the sum of the capital expenditures and amounts reserved for approved capital expenditure projects with respect to the three twelve-month periods ending on the Capital Expenditure Limitation Date, divided by (y) three. Commencing on the Capital Expenditure Limitation Date, and each anniversary of the Capital Expenditure Limitation Date thereafter, the Average Annual Capital Expenditure Amount will be increased by 2.5% to account for expected increased costs due to inflation. The Average Annual Capital Expenditure Amount for the twelve-month period ending June 30, 2025 is $2,279,490.
As is customary in the oil and natural gas industry, MV Partners pays an overhead fee to Vess Oil and Murfin Drilling to operate the underlying properties on behalf of MV Partners. The operating activities include various engineering, accounting and administrative functions. The fee is based on a monthly charge per active operated well, which totaled $3.3 million in 2022, $3.4 million in 2023 and $3.6 million in 2024 for all of the underlying properties for which MV Partners was designated as the operator. The fee is adjusted annually and will increase or decrease each year based on changes in the year-end index of average weekly earnings of crude petroleum and natural gas workers.
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
Available Trust Tax Information
In compliance with the reporting requirements for WHFITs and the dissemination of Trust tax reporting information, the Trustee provides a generic tax information reporting booklet that is intended to be used only to assist Trust unitholders in the preparation of their 2024 federal and state income tax returns. The projected payment schedule for the net profits interest is included with the tax information booklet. This tax information booklet, when available, can be obtained at http://mvo.q4web.com/home/default.aspx.
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
Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2022, 2023 and 2024 are based on reports prepared by CG&A. CG&A has been in business since 1961 and serves many organizations and individuals in the petroleum industry, including owners and operators of oil and gas properties, exploration groups, planners, and professionals in investment and finance. One of the principal businesses of CG&A is providing detailed assessment of producing reservoirs. CG&A is an independent firm of petroleum engineers, geologists, geophysicists and petrophysicists and does not own an interest in the underlying properties and is not employed on a contingent basis. Mr. W. Todd Brooker, President, is the technical person at CG&A who is primarily responsible for overseeing CG&A’s preparation of the reserve estimates. Mr. Brooker is a graduate of the University of Texas at Austin with a Bachelor of Science degree in Petroleum Engineering and has 33 years of experience in petroleum engineering. He is a licensed professional engineer in the State of Texas (License #83462).
Oil and gas proved reserves are disclosed by significant geographic area, using the 12-month average beginning-of-month price for the year, based on the use of reliable technologies to estimate proved oil and gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2022, 2023 and 2024 is presented consistent with these requirements.
Proved Reserves of MV Oil Trust.   The following table sets forth, as of December 31, 2024, estimated proved reserves attributable to the Trust derived from the reserve report. A summary of the reserve report is included below.
	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Oil equivalents (MBoe)
Proved Developed	617	6	—	618
Proved Undeveloped	1	—	—	1
Total Proved	618	6	—	619
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
	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil Equivalents (MBoe)
Proved Reserves:
Balance, December 31, 2021	1948	87	—	1,962
Revisions of previous estimates	95	11	—	97
Production	(494)	(25)	—	(498)

	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil Equivalents (MBoe)
Balance, December 31, 2022	1,549	73	—	1,561
Revisions of previous estimates	18	(14)	—	16
Production	(484)	(24)	—	(488)
Balance, December 31, 2023	1,083	35	—	1,089
Revisions of previous estimates	4	(7)	—	3
Production	(469)	(22)	—	(473)
Balance, December 31, 2024	618	6	—	619
Proved Developed Reserves:
Balance, December 31, 2021	1,861	87	—	1,875
Balance, December 31, 2022	1,493	73	—	1,505
Balance, December 31, 2023	1,069	35	—	1,075
Balance, December 31, 2024	617	6	—	618
Proved Undeveloped Reserves:
Balance, December 31, 2021	87	—	—	87
Proved undeveloped reserves converted to proved developed reserves by drilling	(31)	—	—	(31)
Additional proved undeveloped reserves added during 2022	27	—	—	27
Proved undeveloped reserves removed from drilling plan	(25)	—	—	(25)
Revisions of previous estimates	(1)	—	—	(1)
Balance, December 31, 2022	57	—	—	57
Proved undeveloped reserves converted to proved developed reserves by drilling	(18)	—	—	(18)
Additional proved undeveloped reserves added during 2023	—	—	—	—
Proved undeveloped reserves removed from drilling plan	(22)	—	—	(22)
Revisions of previous estimates	(3)	—	—	(3)
Balance, December 31, 2023	14	—	—	14
Proved undeveloped reserves converted to proved developed reserves by drilling	(3)	—	—	(3)
Additional proved undeveloped reserves added during 2024	—	—	—	—
Proved undeveloped reserves removed from drilling plan	—	—	—	—
Revisions of previous estimates	(10)	—	—	(10)
Balance, December 31, 2024	1	—	—	1

None of the proved undeveloped reserves have remained undeveloped for five years or more after they were initially disclosed as proved undeveloped reserves.
The reserves above represent the Trust’s 80% net profits interest in the underlying properties for the remainder of the term of the Trust.

The following table sets forth the estimates of total proved reserves and forecasts of economics attributable to the Trust’s 80% net profits interest in the underlying properties as of December 31, 2024 for the remainder of the term of the Trust, as presented in the summary prepared by CG&A of its reserve report as of December 31, 2024 for the Trust. The estimates of proved reserves have not been filed with or included in reports to any federal authority or agency. The discounted cash flow value shown in the table is not intended to represent the current market value of the estimated oil and natural gas reserves attributable to the Trust’s interests.
	Proved Developed Producing	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
	(dollars in thousands)
Net Reserves
Oil (MBbl)	767.7	3.0	1.3	772.1
Gas (MMcf)	7.2	0.0	0.0	7.2
NGL (MBbl)	0.1	0.0	0.0	0.1
Revenue
Oil	$54,494.9	$214.8	$94.0	$54,803.7
Gas	14.3	0.0	0.0	14.3
NGL	3.8	0.0	0.0	3.8
Severance Taxes	324.8	9.7	4.3	338.8
Ad Valorem Taxes	1,280.5	12.9	5.6	1,299.1
Operating Expenses	27,543.6	6.8	5.6	27,556.0
Future Development Costs	0.0	120.0	250.0	370.0
80% NPI Net Operating Income(1)	$20,291.3	$52.3	$(137.2)	$20,206.5
80% Net Profits Interest (NPI)(2)	$18,966.6	$44.3	$(121.5)	$18,889.4

(1)
Before interest and taxes.

(2)
Discounted at 10%.

The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from the underlying properties. The net profits interest will terminate on June 30, 2026 because the minimum amount of production (14.4 MMBoe) applicable to the net profits interest has been produced and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s net profits interest), and the Trust will soon thereafter wind up its affairs and terminate. The reserve report reflects the termination of the net profits interest on June 30, 2026.
Oil and gas prices were adjusted to a WTI Cushing oil price of $75.48 per Bbl and a Henry Hub natural gas price of $2.13 per MMbtu. As specified by the SEC, these prices are 12-month averages based upon the price on the first day of each month during 2024. The price adjustments were based on oil price differentials forecast at -$4.50 per Bbl for all properties. Oil price differentials were not escalated. Gas and NGL price differentials were forecast on a per property basis as provided by MV Partners and were also not escalated. Price differentials include adjustments for transportation and basis differential. Gas prices were further adjusted with a heating value (Btu content) applied on a per-property basis. Operating expenses, workover expenses, COPAS overhead charges and investments were forecast on a per property basis as furnished by MV Partners. Expenses and investments were held constant in accordance with SEC rules and guidelines. Severance tax rates were applied at normal state percentages of oil and gas revenue, except for those Kansas producing properties that are severance tax exempt. Ad valorem taxes of 2.0% of total revenue were applied to each property as provided by MV Partners. Oil and gas conservation tax rates were applied to all Kansas properties at the applicable rates.
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
The underlying properties are interests in developed properties located in oil and natural gas producing regions of Kansas and eastern Colorado. The following is a summary of the approximate acreage of the underlying properties at December 31, 2024.
	Gross	Net
	(acres)
Developed Acreage:
El Dorado Area	15,145	15,133
Northwest Kansas Area	11,165	11,120
Other	20,030	16,382
Total	46,340	42,635
Undeveloped Acreage:	—	—
The following is a summary of the producing wells on the underlying properties as of December 31, 2024:
	Operated Wells		Non-Operated Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	775	762	64	9	839	771
Natural gas	3	2	1	—	4	2
Total	778	764	65	9	843	773
The following is a summary of the number of developmental wells drilled by MV Partners on the underlying properties during the last three years. MV Partners did not drill any exploratory wells during the periods presented.
	Year Ended December 31,
	2022		2023		2024
	Gross	Net	Gross	Net	Gross	Net
Completed:
Oil wells	1	1	—	—	—	—
Natural gas wells	—	—	—	—	—	—
Non-productive	—	—	—	—	—	—
Total	1	1	—	—	—	—
During the years ended December 31, 2022, 2023 and 2024, MV Partners drilled, completed and commenced production with respect to 1, 0 and 0 wells, respectively, on the underlying properties. As of

December 31, 2024, no wells were being drilled. Capital expenditures associated with converting proved undeveloped reserves to proved developed reserves for the year ended December 31, 2024, were approximately $62,454. MV Partners continues to develop further proved undeveloped reserves pursuant to its planned development and workover program. See “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations — Planned Development and Workover Program.”
The following table shows the average sales prices per Bbl of oil and Mcf of natural gas produced and the production costs and production and property taxes per Boe for the underlying properties. Sales volumes for natural gas liquids during the periods presented were not significant.
	Year Ended December 31,
	2022	2023	2024
Sales prices:
Oil (per Bbl)	$89.97	$73.85	$72.09
Natural gas (per Mcf)	$5.98	$3.09	$2.08
Lease operating expense (per Boe)	$22.67	$24.02	$24.22
Lease maintenance (per Boe)	$4.95	$3.95	$5.18
Lease overhead (per Boe)	$5.41	$5.80	$6.30
Production and property taxes (per Boe)	$1.64	$1.88	$2.07
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
Vess Oil and Murfin Drilling, as contract operators, generally sell production from the underlying properties to several purchasers, including MV Purchasing, LLC (“MV Purchasing”), under short-term arrangements using market-sensitive pricing. MV Purchasing is majority-owned by the indirect equity owners of MV Partners. These sales to purchasers are under terms ranging from one month to six months, using market sensitive pricing. Two purchasers, including MV Purchasing, have been purchasing substantially all of the crude oil production, and a substantial portion of the crude oil production may continue be acquired by one or more single purchasers. For the years ended December 31, 2022, 2023 and 2024, MV Purchasing purchased 74%, 73% and 74%, respectively, of the production sold from the underlying properties. MV Partners does not believe that loss of any of these parties as a purchaser would have a material adverse impact on the business of MV Partners, as substitute purchasers are generally available; however, a purchaser’s failure to pay for purchased crude oil could have a significant adverse impact on MV Partners’ business.
Oil production is typically transported by truck from the field to the closest gathering facility or refinery. MV Partners sells the majority of the oil production from the underlying properties under short-term arrangements using market sensitive pricing. The price received by MV Partners for the oil production from the underlying properties is usually based on the NYMEX price applied to equal daily quantities on the month of delivery, which price is then reduced for differentials based upon delivery location and oil quality. The average differential for oil production during the years ended December 31, 2022, 2023 and 2024 was $4.17, $4.13 and $3.91 per barrel, respectively.
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
Sale and Abandonment of Underlying Properties
MV Partners and any transferee of any of the underlying properties will have the right to abandon its interest in any well or property comprising a portion of the underlying properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between MV Partners and the Trust in determining whether a well is capable of producing in commercially paying quantities, MV Partners is required under the Conveyance to act as a reasonably prudent operator in the State of Kansas under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the net profits interest as a burden on such property. For the years ended December 31, 2022, 2023 and 2024, MV Partners plugged and abandoned 6, 4 and 7 wells, respectively, based on its determination that such wells were no longer economical to operate or restore to production.
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
How the EPA and the USACE define “waters of the United States” (“WOTUS”), which defines the extent of geographic jurisdiction under the CWA, can impact MV Partners’ regulatory and permitting obligations under the CWA. In 2023, the EPA and the USACE issued a final rule (the “2023 rule”) that is described by the EPA and the USACE as following the 1986 regulations as modified by subsequent U.S. Supreme Court decisions and guidance issued by the EPA and USACE interpreting the decisions. Shortly thereafter, the Supreme Court issued its decision in Sackett II which overturned a substantial portion of the basis for the 2023 rule. The USACE and the EPA subsequently amended the 2023 rule and excluded a number of types of wetlands and streams from CWA jurisdiction, but the rule is subject to litigation regarding the sufficiency of the agencies’ interpretation of the Sackett II decision. The 2023 rule is presently in effect in about half of the states while it is enjoined in the other half. In those states where the rule is enjoined, the EPA and the USACE define WOTUS in accordance with an earlier regulatory definition adjusted in light of the Supreme Court’s Sackett II decision. MV Partners’ regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the ongoing litigation.
USACE Nationwide Permits (“NWPs”) are a streamlined form of permitting used to authorize activities related to development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA. Some NWPs are also used to authorize activities that impact traditional navigable waters under the Rivers and Harbors Act. NWP 12 will expire in March 2026 and be replaced with a new version. In addition, a federal court in Washington, D.C. is currently hearing a challenge to NWP 12. An adverse decision in the litigation may restrict or remove the ability to use NWP 12 to permit regulated impacts, resulting in the need to apply for a more time-consuming individual permit. This could result in additional cost and time for permitting projects.
In February 2025, the USACE began implementing emergency permitting procedures as directed by President Trump’s Executive Order Declaring a National Energy Emergency. This may result in substantially decreased timeframes for receiving Section 404 permits in the case of energy projects subject to the Executive Order.
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
Air Emissions.   The Clean Air Act, as amended (“CAA”), and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require MV Partners to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, and to comply with stringent air permit or regulatory requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of MV Partners’ properties.
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements regarding emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, the EPA adopted a final rule in 2024 that will directly regulate volatile organic compound and methane emissions from oil and gas sources constructed or modified after December 2022 and will require reductions in both pollutants through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. Additionally, the EPA for the first time adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.
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
The 2024 presidential election in the United States may impact the air quality-related requirements that apply to MV Partners. The Trump Administration may adopt a different approach to many actions taken under the prior presidential administration, including the 2024 revisions to the emissions standards and guidelines for new and existing sources in the oil and gas industry, as well as the 2024 changes to the NAAQS for fine particulate matter. The outcome of the Trump Administration’s evaluation of the prior administration’s regulatory approach is not certain at this time, but President Trump has made it clear that his energy agenda prioritizes an increase in domestic oil and gas production.
MV Partners may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues., MV Partners currently does not expect that such requirements will have a material adverse effect on its operations.
Climate Change.   In response to its 2009 finding that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. President Trump also issued an executive order directing the EPA to review the legality and continuing applicability of its 2009 GHG endangerment finding. The outcome of that review is not currently known; however, it has the potential to eliminate the basis for the EPA’s regulation of GHGs under the CAA.
The EPA has established GHG standards for oil and gas sources based on the GHG endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require reductions in GHG and volatile organic compound emissions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.
The Inflation Reduction Act (the “IRA”) included new Clean Air Act section 136(c) directing the EPA to collect the Waste Emissions Charge (“WEC”) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024; however, the fate of the WEC and the EPA rules implementing the WEC is unclear. In February 2025, the United States House of Representatives and Senate both passed resolutions to repeal the EPA’s 2024 WEC rules under the Congressional Review Act (“CRA”), and on March 14, 2025 President Trump signed the resolution repealing those rules under the CRA. In addition, the United States House of Representatives and Senate may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC.
In addition to the federal actions, more than one third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state level initiatives to date have focused on large sources of GHG emissions, such as coal fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. For example, the states of Colorado and New Mexico have adopted rules regulating GHGs from the oil and gas industry that are based on the federal standards. Congress may in the future consider adopting other legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on MV Partners’ business, capital expenditures, financial condition and results of operations.
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
Endangered Species Act.   The federal Endangered Species Act, as amended (“ESA”), prohibits taking of listed endangered, and in some cases threatened, species. Under the ESA, federal agencies are obligated to consult with the U.S. Fish and Wildlife Service or National Marine Fisheries Service if an agency’s actions, including permit actions, may affect listed species or designated critical habitat. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required, depending on the implications for protected species and designated critical habitat. On August 27, 2019, the U.S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. The Biden Administration rescinded one of the rules adopted by the prior administration, dealing with critical habitat, and issued a revised rule making changes to the federal consultation process. These changes could make a federal review process occasioned by the application for permits, rights of way, or leases more complex in certain circumstances. In addition, designation of new species as threatened or endangered could cause MV Partners to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process. In January 2025, the Trump Administration directed the use of the emergency consultation procedures for permitting for energy projects in the Declaring a National Energy Emergency Executive Order.
National Environmental Policy Act.   The National Environmental Policy Act (“NEPA”) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions — such as permits, leases, and rights-of-way. Until 2025, agencies undertook NEPA reviews pursuant to binding regulations issued by the White House Council on Environmental Quality (“CEQ”) as well as pursuant to the federal agency’s own NEPA procedures. CEQ issued its rules after being directed to do so by an Executive Order issued in the Carter Administration. After two federal courts held that CEQ did not have authority to issue binding regulations, the Trump Administration revoked the Carter Administration Executive Order and directed CEQ to withdraw the regulations. In their place, agencies are directed to develop procedures that hew to the statutory text over the course of 2025 with the goal of having them finalized in early 2026. In the meantime, agencies will continue to use their own NEPA procedures and may continue to follow the CEQ regulations, using them as guidance. This may result in delays and uncertainty in permitting reviews as agencies adjust to a new NEPA approach.
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
MV Partners believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the underlying properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. For instance, MV Partners did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2022, 2023 and 2024. Additionally, MV Partners has informed the Trust that MV Partners is not aware of any environmental issues or claims that will require material capital expenditures during 2024. Nevertheless, the passage of more stringent laws or regulations in the future could have a negative impact on the operations of the underlying properties and cash distributions to Trust unitholders.
Item 1A.   Risk Factors
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

•
the armed conflicts between Russia and Ukraine and between Israel and Iran and its proxies and the potential destabilizing effects such conflicts may pose for the global oil and gas markets;

•
the occurrence or threat of epidemic or pandemic diseases or other public health events or any government response to such occurrence or threat;

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
trade barriers and tariffs;

•
the price and availability of alternative fuels;

•
the proximity, capacity, cost and availability of refineries and gathering and transportation facilities;

•
the volatility and uncertainty of regional pricing differentials;

•
governmental regulations and taxation;

•
energy conservation and environmental measures; and

•
acts of force majeure.

Crude oil prices have been volatile during the last several years, and in 2024 ranged from a high of $86.91 to a low of $65.75. The NYMEX crude oil prices per Bbl were $80.26, $71.65 and $71.72 as of December 31, 2022, 2023 and 2024, respectively. Neither MV Partners nor the Trust can predict the timing or the duration of any economic cycle and, depending on the prices realized, the operating results of MV Partners and the financial condition of the Trust could be materially and adversely affected.
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
The estimated reserves attributable to the net profits interest and the estimated future net revenues attributable to the net profits interest are based on estimates of reserve quantities and revenues for the underlying properties. See “Item 1. Business — Description of the Underlying Properties — Reserves” for a discussion of the method of allocating proved reserves to the underlying properties and the net profits interest. The quantities of reserves attributable to the underlying properties and the net profits interest may decrease in the future as a result of future decreases in the prices of oil, natural gas or natural gas liquids.
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
OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, such as Russia, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices OPEC members and other oil exporting nations might not agree to future production cuts or other actions to support and stabilize oil prices, and they may not reduce oil prices or increase production in the future. Uncertainty regarding future actions that OPEC members or other oil exporting countries may take could lead to continued volatility in the price of oil, which could adversely affect the financial condition and economic performance of the operators of the underlying properties and may reduce the net proceeds to which the Trust is entitled, which could materially reduce or completely eliminate the amount of cash available for distribution to Trust unitholders.
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
The net proceeds payable to the Trust from the net profits interest are derived from the sale of oil, natural gas and natural gas liquids produced from the underlying properties. The reserves attributable to the underlying properties are depleting assets, which means that those reserves will decline over time. As a result, the quantity of oil and natural gas produced from the underlying properties is expected to decline over time. Based on the estimated production volumes in the reserve report, the oil and natural gas production from proved reserves attributable to the underlying properties is projected to decline at an average annual rate of approximately 9.72% over the next 20 years assuming no additional developmental drilling or other capital expenditures are made after 2026 on the underlying properties. The anticipated rate of decline is an estimate and actual decline rates may vary from those estimated. The net profits interest will terminate on the Termination Date, which is June 30, 2026, since 14.4 MMBoe have been produced from the underlying properties and sold (which amount is the equivalent of 11.5 MMBoe in respect of the Trust’s right to receive 80% of the net proceeds from the underlying properties pursuant to the net profits interest). The Trust will not be entitled to any net proceeds that MV Partners receives after the Termination Date from the sale of production from the underlying properties. The net profits interest will terminate on the Termination Date, at which point the Trust will dissolve and commence winding up its business and affairs. Once the Trust winds up and terminates, it will pay no further distributions to Trust unitholders.
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
Production and development costs on the underlying properties are deducted in the calculation of the net proceeds payable to the Trust. In addition, production and property taxes, capital expenditures or post- production costs are deducted in the calculation of the net proceeds payable to the Trust. Accordingly, higher production and development expenses, taxes, capital expenditures and post-production costs will directly decrease the amount of cash received by the Trust in respect of its net profits interest. For a summary of these costs for the last three years, see “Item 1. Business — Description of the Underlying Properties — Producing Acreage and Well Counts.” Historical costs may not be indicative of future costs. In addition, cash available for distribution by the Trust will be further reduced by the Trust’s general and administrative expenses.
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
A purchaser’s failure to pay for purchased production could have a significant adverse impact on MV Partners’ business, which in turn could adversely affect the Trust. A tightening of credit in the financial markets may make it more difficult for purchasers to obtain financing, and depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by such purchasers, which may reduce the net proceeds payable to the Trust and the amount of cash available for distribution to Trust unitholders.
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
The Trust will dissolve and commence winding up its business and affairs upon the Termination Date, which is June 30, 2026, the date on which the net profits interest will terminate. After the Termination Date, it is anticipated that the Trustee will make a final quarterly cash distribution, if any, to the Trust unitholders of record on the 15th day following June 30, 2026. Other than such potential payment, the Trust unitholders will not be entitled to receive any net proceeds from the sale of production from the underlying properties following the Termination Date. Therefore, the market price of the Trust Units will approach and eventually reach zero shortly after the end of the net profits interest term because cash distributions from the Trust will cease following the termination of the net profits interest, and the Trust will have no right to any additional production from the underlying properties after the term of the net profits interest.
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
The trading price for publicly traded securities similar to the Trust Units tends to be tied to recent and expected levels of cash distributions. The amounts available for distribution by the Trust will vary in response to numerous factors outside the control of the Trust, including prevailing sales prices of oil, natural gas and natural gas liquids production attributable to the underlying properties. Further, the market price of Trust Units may be affected by factors other than the anticipated future Trust distributions. Consequently, the market price for the Trust Units may not necessarily be indicative of the value that the Trust would realize if it sold the net profits interest to a third-party buyer. In addition, such market price may not necessarily reflect the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid, if any, on the Trust Units should be considered by investors as a return of capital, with the remainder, if any, being considered as a return on investment. As a result, distributions made to a Trust unitholder over the life of these depleting assets may not equal or exceed the purchase price paid by the unitholder, and over time the market price of the Trust Units will decline to zero around or shortly after the Termination Date, which is June 30, 2026, the date on which the net profits interest will terminate. After the Termination Date, it is anticipated that the Trustee will make a final quarterly cash distribution, if any, to the Trust unitholders of record on the 15th day following June 30, 2026. If the Trust Units are trading at a price substantially in excess of the aggregate distributions that may reasonably be expected to be made prior to the termination of the Trust, the price decline is likely to include one or more abrupt substantial decreases.
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
Oil and gas leases are real property interests under Colorado law. The net profits interest is a non- operating, non-possessory interest carved out of the oil and gas leasehold estate. MV Partners has informed the Trustee that MV Partners believes that it is possible that the net profits interest for the underlying properties located in Colorado may not be treated as a real property interest under the laws of Colorado. MV Partners has recorded the Conveyance in the real property records of Colorado in accordance with local recording acts. MV Partners has informed the Trustee that MV Partners believes that, if, during the term of the Trust, MV Partners becomes involved as a debtor in a bankruptcy proceeding, the net profits interest relating to the underlying properties located in Colorado should be treated as a fully conveyed personal property interest under the laws of Colorado. In such a proceeding, however, a determination could be made that the Conveyance constitutes an executory contract and the net profits interest is not a fully conveyed personal property interest under the laws of Colorado, and if such contract were not to be assumed in a bankruptcy proceeding involving MV Partners, the Trust would be treated as an unsecured creditor of MV Partners with respect to such net profits interest in the pending bankruptcy proceeding.
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
In response to its 2009 finding that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. President Trump also issued an executive order directing the EPA to review the legality and continuing applicability of its 2009 GHG endangerment finding. The outcome of that review is not currently known; however, it has the potential to eliminate the basis for the EPA’s regulation of GHGs under the CAA.
The EPA has established GHG standards for oil and gas sources based on its endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further emissions reductions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.
The Inflation Reduction Act of 2022 (“IRA”) included new CAA section 136(c) directing the EPA to collect the Waste Emissions Charge (“WEC”) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024; however, the fate of the WEC and the EPA rules implementing the WEC is unclear. In February 2025, the United States House of Representatives and Senate both passed resolutions to repeal the EPA’s 2024 WEC rules under the Congressional Review Act (“CRA”), and on March 14, 2025 President Trump signed the resolution repealing those rules under the CRA. In addition, the United States House of Representatives and Senate may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC.
Additionally, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. For example, the states of Colorado and New Mexico have adopted rules regulating GHGs from the oil and gas industry that are based on the federal standards. In addition, Congress may consider adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on MV Partners’ business, capital expenditures, financial condition and results of operations.
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
In addition, new and emerging regulatory initiatives in the U.S. related to climate change could adversely affect the Trust. In 2024, the SEC issued a final rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The final rule mandates extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Compliance with the final rule may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on the personnel, systems and resources of MV Partners or the Trust or both. The SEC’s climate disclosure requirements may change under the Trump Administration. In February 2025, the acting SEC Chair issued a statement that the SEC would not defend the 2024 disclosure rule in court and that the SEC would revisit the 2024 rule. The outcome of the SEC’s review may result in changes to SEC climate-related disclosure requirements, but the outcome of that review is uncertain. Even in the absence of federal requirements, however, some states have adopted climate disclosure laws or rules that are not affected by the SEC’s review.
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
Item 1B.   Unresolved Staff Comments.
None.
Item 1C.   Cybersecurity.
The Trust has no directors or executive officers. The affairs of the Trust are managed by the Trustee. The Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (“BNY Mellon”), the parent corporation of The Bank of New York Mellon Trust Company, N.A. As further described in its 2024 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.
Risk Management Strategy and Procedures
BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity risk management program is embedded in its three lines of defense model.
As part of its first line of defense, BNY Mellon maintains a dedicated Information Security Division (“ISD”), led by the Chief Information Security Officer (the “CISO”), that is responsible for the day-to-day management of risks from cybersecurity threats. ISD’s responsibilities include cybersecurity threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. ISD monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, ISD maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. In addition, BNY Mellon maintains a preparedness program designed to reinforce cybersecurity risk management practices and compliance with BNY Mellon’s policies and procedures. The preparedness program includes mandatory training for all employees, contractors and consultants, enhanced training for those in roles presenting higher risk, calibrated phishing email simulations, distribution of information security awareness materials and cybersecurity event simulation exercises. In addition, BNY Mellon leverages both internal and external assessments and engages with third-party assessors, consultants and auditors to evaluate and test its cybersecurity controls and provide guidance on potential improvements, including design and operating effectiveness. BNY Mellon has standing arrangements with third parties to assist BNY Mellon in identifying, assessing and managing cybersecurity threats, including in connection with risk assessments, penetration testing, legal advice and other aspects of BNY Mellon’s cybersecurity risk management and incident response processes.
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
BNY Mellon’s Technology Risk Committee is the most senior governance committee primarily focused on cybersecurity and technology risk issues and is a part of the second line of defense risk function. It is responsible for, among other things, overseeing and reviewing emerging cybersecurity risks, significant cybersecurity incidents and remediation plans. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Senior Risk and Control Committee and the Risk Committee of the Board. The Technology Risk Committee is chaired by the interim Chief Technology Risk Officer. Members include key leaders from the first line of defense, including the CISO.
BNY Mellon’s CIO, CISO and interim Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CISO joined BNY Mellon in 2022 and previously served as head of information security at a Fortune 500 biopharmaceutical company and an information technology company, as well as the Global Chief Technology Officer at a large cybersecurity company. BNY Mellon’s CIO joined BNY Mellon in September 2024 from a large multinational company, where she was responsible for overseeing information technology and cybersecurity operations. BNY Mellon’s interim Chief Technology Risk Officer joined BNY Mellon in November 2024 and has previous experience as Global Head of Cyber, Technology and Information Security Risk Management at a global systemically important financial institution and over a decade of experience serving the U.S. intelligence community in a variety of cybersecurity-related positions.
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

None.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The Trust Units commenced trading on the New York Stock Exchange on January 19, 2007 under the symbol “MVO.” As of March 20, 2025, the 11,500,000 Trust Units outstanding were held by 11 Trust unitholders of record.
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
Purchases of Equity Securities
There were no purchases of Trust Units by the Trust or any affiliated purchaser during the fourth quarter of the year ended December 31, 2024.
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
Termination of the Trust
As of December 31, 2024, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to MV Partners’ interest from the sale of 14.7 MMBoe of production from the underlying properties (which amount is the equivalent of 11.8 MMBoe with respect to the Trust’s net profits interest). Consequently, the net profits interest will terminate on June 30, 2026 (the “Termination Date”), because the minimum amount of production (14.4 MMBoe) applicable to the net profits interest has been produced and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s net profits interest). It is anticipated that the Trustee will make a final quarterly cash distribution, if any, to the Trust unitholders of record on the 15th day following June 30, 2026, and the Trust Units are expected to be cancelled shortly thereafter. The Trust will not be entitled to any net proceeds that MV Partners receives after the Termination Date from the sale of production from the underlying properties. The Trust will dissolve and commence winding up its business and affairs after the Termination Date, and once the Trust winds up and terminates, it will pay no further distributions.
Comparison of Results of the Trust for the Years Ended December 31, 2024 and 2023
The following represents a discussion of the Comparison of Results of the Trust for the Years Ended December 31, 2024 and 2023. Refer to “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 20, 2024, for a discussion of the Comparison of Results of the Trust for the Years Ended December 31, 2023 and 2022.
Income for the Trust from the net profits interest was $18.6 million for the year ended December 31, 2024 compared to $18.1 million for the year ended December 31, 2023. The Trustee withheld $0.9 million and $1.3 million for future Trust expenses for the years ended December 31, 2024 and 2023, respectively. General and administrative expense for the Trust was $0.9 million for 2024 and $1.1 million for 2023. These factors resulted in distributable income of $17.7 million, or $1.535 per Trust Unit, in 2024 compared to $16.8 million, or $1.460 per Trust Unit, in 2023.
The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the year ended December 31, 2024 substantially represented the production by MV Partners from September 2023 through August 2024, and the cash received by the Trust during the year ended December 31, 2023 substantially represented the production by MV Partners from September 2022 through August 2023. MV Partners computes net proceeds quarterly on a calendar basis and distributes to the Trust 80% of the aggregate of such net proceeds attributable to a computation period on or before the 25th day of the month following the computation period. As a result, for the year ended December 31, 2024, the Trust’s net profits interest represented the cash proceeds received by the Trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2023 through September 30, 2024. For the year ended December 31, 2023, the Trust’s net profits interest represented the cash proceeds received by the Trust, which was based upon the cash receipts for the oil and gas production collected by MV Partners from October 1, 2022 through September 30, 2023.
Excess of revenues over direct operating expenses and lease equipment and development costs from the underlying properties was $23.2 million for the period from October 1, 2023 through September 30, 2024. The Trust’s net profits interest (80%) of this total was $18.6 million for the year ended December 31, 2024. During the year ended December 31, 2024, MV Partners did not withhold or release any dollar amounts due to the Trust from previously established cash reserves for future capital expenditures, which resulted in total cash proceeds received by the Trust of $18.6 million for the year ended December 31, 2024.
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
The average price received for crude oil sold during 2024 was $75.52 per Bbl, while the average price received for crude oil sold during 2023 was $74.03 per Bbl. The average price received for natural gas sold during 2024 was $2.19 per Mcf, while the average price received for natural gas sold during 2023 was $4.31 per Mcf. The average prices for 2024 related to production by MV Partners from September 2023 through August 2024, and the average prices for 2023 related to production by MV Partners from September 2022 through August 2023.
The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2023 to September 30, 2024 were 477,311 Bbls of oil, 22,203 Mcf of natural gas and 11 Bbls of natural gas liquids, for a total of 481,018 Boe. The overall production volumes sold and delivered to purchasers attributable to the 80% net profits interest that was for the oil and gas production sold and delivered during the period from October 1, 2022 to September 30, 2023 were 486,189 Bbls of oil, 24,587 Mcf of natural gas and 50 Bbls of natural gas liquids, for a total of 490,320 Boe.
As noted above, the amounts reflected in the accompanying financial statements for the Trust’s year ended December 31, 2024 reflect cash received by the Trust during the year. Such cash is primarily derived from production by MV Partners from September 2023 through August 2024. The amounts reflected in the accompanying financial statements for the Trust’s year ended December 31, 2023 reflect cash received by the Trust during the year. Such cash is primarily derived from production by MV Partners from September 2022 through August 2023.
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
The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the years ended December 31, 2024 and 2023 there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.
From the first quarter of 2022 to the second quarter of 2023, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter to build an approximately $1.265 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities. This amount is in addition to the $1.8 million letter of credit described above. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the Trust unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As of December 31, 2024, $1,281,396 was held by the Trustee.
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
The development program that MV Partners currently intends to implement over the three years ending December 31, 2027 with respect to the underlying properties categorized as proved undeveloped reserves consists of recompletion and workover projects, and polymer workovers. The development program that MV Partners currently intends to implement over the next three years with respect to the underlying properties categorized as proved developed non-producing reserves consists of well-reactivation projects, injection well-workover projects, recompletion projects, and well-workover projects.
MV Partners expects total capital expenditures for the underlying properties during the three years ending December 31, 2027 will be approximately $0.4 million for recompletion and workovers of existing wells. MV Partners expects that these capital projects will add production that will partially offset the natural decline in production otherwise expected to occur with respect to the underlying properties. The Trust is not directly obligated to pay any portion of any capital expenditures made with respect to the underlying properties; however, capital expenditures made by MV Partners with respect to the underlying properties will be deducted from the gross proceeds in calculating the net proceeds from which cash will be paid to the Trust. As a result, the Trust will indirectly bear an 80% (subject to certain limitations during the final three years of the Trust, as described above under “Item 1. Business — Computation of Net Proceeds — Net Profits Interest”) share of any capital expenditures made with respect to the underlying properties. Accordingly, higher or lower capital expenditures will, in general, directly decrease or increase, respectively, the cash received by the Trust in respect of its net profits interest, which will have a corresponding effect on cash available for distribution to Trust unitholders. As the cash received by the Trust in respect of the net profits interest will be reduced by the Trust’s pro rata share of these capital expenditures, MV Partners expects that it will incur capital expenditures with respect to the underlying properties throughout the term of the Trust on a basis that balances the impact of the capital expenditures on current cash distributions to the Trust unitholders with the longer term benefits of increased oil and natural gas production expected to result from the capital expenditures. In addition, MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing.
MV Partners, as the operator of the underlying properties, is entitled to make all determinations related to capital expenditures with respect to the underlying properties, and there are no limitations on the amount of capital expenditures that MV Partners may incur with respect to the underlying properties, except as described above under “Item 1. Business — Computation of Net Proceeds — Net Profits Interest.” As the Trust unitholders would not be expected to fully realize the benefits of capital expenditures made with respect to the underlying properties toward the end of the term of the Trust, during each twelve-month period beginning on June 30, 2023, capital expenditures that may be taken into account in calculating net proceeds attributable to the net profits interest will be limited to the average annual capital expenditures during the preceding three years, as adjusted for inflation. The Average Annual Capital Expenditure Amount for the twelve-month period ending June 30, 2024 is $2,279,490. See “Item 1. Business — Computation of Net Proceeds — Net Profits Interest.”
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk.

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8.
Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of MV Oil Trust
and The Bank of New York Mellon Trust Company, N.A., as Trustee
Opinion on the financial statements
We have audited the accompanying statements of assets and trust corpus of MV Oil Trust (the “Trust”) as of December 31, 2024 and 2023, the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2024 and 2023, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2024, in conformity with the modified cash basis of accounting described in Note B to the financial statements.
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
Oklahoma City, Oklahoma
March 20, 2025

MV OIL TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS
	December 31,
	2023	2024
ASSETS
Cash and cash equivalents	$1,263,932	$1,281,396
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(46,191,522)	(47,799,222)
Total assets	$5,456,085	$3,865,849
TRUST CORPUS
Trust corpus, 11,500,000 Trust Units issued and outstanding at December 31, 2023 and 2024	$5,456,085	$3,865,849
STATEMENTS OF DISTRIBUTABLE INCOME
	Year ended December 31,
	2022	2023	2024
Income from net profits interest	$27,204,590	$18,068,559	$18,575,409
Cash on hand withheld for Trust expenses	(739,068)	(227,718)	(17,464)
General and administrative expense(1)	(935,522)	(1,050,841)	(905,445)
Distributable income	$25,530,000	$16,790,000	$17,652,500
Distributions per Trust Unit (11,500,000 Trust Units issued and outstanding for 2022, 2023 and 2024)	$2.220	$1.460	$1.535

(1)
Includes $112,379, $116,874 and $121,549 paid to MV Partners, LLC and $150,000, $150,000, and $150,000 paid to The Bank of New York Mellon Trust Company, N.A. for the years ended December 31, 2022, 2023 and 2024, respectively.

STATEMENTS OF CHANGES IN TRUST CORPUS
	Year ended December 31,
	2022	2023	2024
Trust corpus, beginning of year	$7,909,468	$6,883,554	$5,456,085
Income from net profits interest	27,204,590	18,068,559	18,575,409
Cash distributions	(25,530,000)	(16,790,000)	(17,652,500)
Trust expenses	(935,522)	(1,050,841)	(905,445)
Amortization of net profits interest	(1,764,982)	(1,655,187)	(1,607,700)
Trust corpus, end of year	$6,883,554	$5,456,085	$3,865,849

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
The Trust was created to acquire and hold a term net profits interest for the benefit of the Trust unitholders pursuant to the Conveyance of Net Profits Interest dated as of January 24, 2007 from MV Partners to the Trust (the “Conveyance”). The term net profits interest is an interest in underlying properties consisting of MV Partners’ net interests in all of its oil and natural gas properties located in the Mid- Continent region in the states of Kansas and Colorado (the “underlying properties”). These oil and gas properties include approximately 840 producing oil and gas wells.
The net profits interest is passive in nature, and the Trustee has no management control over and no responsibility relating to the operation of the underlying properties. The net profits interest entitles the Trust to receive 80% of the net proceeds attributable to MV Partners’ interest from the sale of production from the underlying properties during the term of the Trust. As of December 31, 2024, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to MV Partners’ interest from the sale of 14.7 MMBoe of production from the underlying properties (which amount is the equivalent of 11.8 MMBoe with respect to the Trust’s net profits interest). Consequently, the net profits interest will terminate on June 30, 2026 (the “Termination Date”) because the minimum amount of production (14.4 MMBoe) applicable to the net profits interest has been produced and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s net profits interest). It is anticipated that the Trustee will make a final quarterly cash distribution, if any, to the Trust unitholders of record on the 15th day following June 30, 2026, and the Trust Units are expected to be cancelled shortly thereafter. The Trust will not be entitled to any net proceeds that MV Partners receives after the Termination Date from the sale of production from the underlying properties. The Trust will dissolve and commence winding up its business and affairs after the Termination Date, and once the Trust winds up and terminates, it will pay no further distributions.
The Trust will dissolve prior to the Termination Date if:
(a)
the Trust sells the net profits interest;

(b)
the holders of a majority of the outstanding units of beneficial interest in the Trust (“Trust Units”) vote in favor of dissolution; or

(c)
there is a judicial dissolution of the Trust.

Upon dissolution, the Trustee would sell all of the Trust’s assets, which are limited to the net profits interest, and do not include the underlying properties, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders. As the net profits interest will terminate on June 30, 2026, there will be no assets for the Trustee to sell following June 30, 2026.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Trust adopted ASU 2023-07 during the year ended December 31, 2024.
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
4.
Segment reporting

The Trust has one business activity as the owner of an investment in net profits interest, as reported in accompanying the Statements of Assets and Trust Corpus, and operates in a single operating and reportable segment. Operating segments are defined as components of an entity for which separate financial information is evaluated regularly by the chief operating decision maker (the “CODM”), which is the Trustee. The segment participates in activities and derives its income from net profits interest as reported in the accompanying Statements of Distributable Income, and the CODM uses this in making decisions about the allocation of cash reserves for current and future Trust general and administrative expenses and the ultimate distribution to the Trust unitholders.
NOTE C — NET PROFITS INTEREST
The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance, and is calculated as follows:
Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675
NOTE D — INCOME FROM NET PROFITS INTEREST
	Year ended December 31,
	2022	2023	2024
Excess of revenues over direct operating expenses and lease equipment and development costs(1)	$34,005,736	$22,585,699	$23,219,261
Times net profits interest over the term of the Trust	80%	80%	80%
Income from net profits interest before reserve adjustments	27,204,590	18,068,559	18,575,409
MV Partners reserve for future capital expenditures(2)	—	—	—
Income from net profits interest(3)	$27,204,590	$18,068,559	$18,575,409

(1)
Pursuant to the Conveyance, direct operating expenses, lease equipment and development costs are deducted when calculating the distributable income to the Trust.

(2)
Pursuant to the Conveyance, MV Partners can reserve up to $1,000,000 for future exploration, development, maintenance or operating expenditures at any time. The reserve balance was $1,000,000 at December 31, 2022, 2023 and 2024, respectively.

(3)
The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received one month after production; thus, the cash received by the Trust during the year ended December 31, 2022 substantially represents the production by MV Partners from September 2021 through August 2022; the cash received by the Trust during the year ended December 31, 2023 substantially represents the production by MV

Partners from September 2022 through August 2023; and the cash received by the Trust during the year ended December 31, 2024 substantially represents the production by MV Partners from September 2023 through August 2024.
For the years ended December 31, 2022, 2023 and 2024, MV Purchasing, LLC (“MV Purchasing”) purchased 74%, 73% and 74%, respectively, of the production sold from the underlying properties. MV Purchasing is majority-owned by the indirect equity owners of MV Partners. Sales to MV Purchasing are under short-term arrangements, ranging from one to six months, using market sensitive pricing.
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
Date paid	Period covered	Distribution per unit	Reserve released (established)(1)
January 25, 2022	October 1, 2021 through December 31, 2021	$0.410	—
April 25, 2022	January 1, 2022 through March 31, 2022	$0.425	—
July 25, 2022	April 1, 2022 through June 30, 2022	$0.700	—
October 25, 2022	July 1, 2022 through September 30, 2022	$0.685	—
January 25, 2023	October 1, 2022 through December 31, 2022	$0.410	—
April 25, 2023	January 1, 2023 through March 31, 2023	$0.345	—
July 25, 2023	April 1, 2023 through June 30, 2023	$0.325	—
October 25, 2023	July 1, 2023 through September 30, 2023	$0.380	—
January 25, 2024	October 1, 2023 through December 31, 2023	$0.465	—

Date paid	Period covered	Distribution per unit	Reserve released (established)(1)
April 25, 2024	January 1, 2024 through March 31, 2024	$0.330	—
July 25, 2024	April 1, 2024 through June 30, 2024	$0.410	—
October 25, 2024	July 1, 2024 through September 30, 2024	$0.330	—

(1)
Pursuant to the Conveyance, MV Partners can reserve up to $1,000,000 for future exploration, development, maintenance or operating expenditures at any time.

NOTE G — RELATED PARTY TRANSACTIONS
The Trust has entered into an administrative services agreement with MV Partners that obligates the Trust, throughout the term of the Trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the Trust relating to the net profits interest. The annual fee, which increases by 4% each year, was a total of $112,379, $116,874 and $121,549 for 2022, 2023 and 2024, respectively. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and MV Partners.
The Trust has entered into a Trust Agreement with the Trustee that obligates the Trust, throughout the term of the Trust, to pay to the Trustee a quarterly fee. The annual fee was a total of $150,000 for each of 2022, 2023 and 2024. In addition, the Trustee paid an annual fee to the Delaware trustee of $2,760 in each of 2022, 2023 and 2024. The Trust Agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of a majority of the Trust unitholders.
NOTE H — ADVANCE FOR TRUST EXPENSES
Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During 2022, 2023 and 2024, the Trust did not borrow any money, and there were no prior borrowings that had not been repaid. Since the Trust uses the modified cash basis of accounting, a liability has not been recorded for any advances from MV Partners. The net advance is shown as an addition to Trust Corpus when the borrowing is made and is shown as a reduction to Trust Corpus when it is repaid.
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
NOTE I — OTHER EVENTS
Subsequent event
The first quarterly distribution for 2025 was $2,760,000, or $0.240 per Trust Unit, and was made on January 25, 2025 to Trust unitholders owning Trust Units as of January 16, 2025. Such distribution included the net proceeds of production collected by MV Partners from October 1, 2024 through December 31, 2024.

NOTE J — DISCLOSURES ABOUT OIL AND GAS ACTIVITIES (UNAUDITED)
The Trust is required to disclose proved reserves in accordance with the SEC’s reporting rules, which require that the average, first-day-of-the-month price during the 12-month period before the end of the year be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2022, 2023 and 2024 has been presented in accordance with these rules.
Estimates of the proved oil and gas reserves attributable to the Trust as of December 31, 2022, 2023 and 2024 are based on reports of Cawley, Gillespie & Associates, Inc., independent petroleum and geological engineers, and the contract property management engineering staff of the managers of MV Partners who operate the underlying properties, in accordance with the SEC’s rules and definitions. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” and “proved undeveloped” crude oil, natural gas, and natural gas liquids reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.
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

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES
	Oil (Bbls)	Gas (Mcf)	NGL (Bbls)	Total (Boe)
Proved reserves
Balance at December 31, 2021	1,947,478	86,535	319	1,962,108
Revisions of previous estimates	95,494	11,867	28	97,490
Production	(493,642)	(25,461)	(87)	(497,942)
Balance at December 31, 2022	1,549,330	72,941	260	1,561,656
Revisions of previous estimates	18,556	(13,839)	(49)	16,218
Production	(484,433)	(23,929)	(34)	(488,444)
Balance at December 31, 2023	1,083,453	35,173	177	1,089,430
Revisions of previous estimates	3,318	(7,531)	(65)	2,021
Production	(469,091)	(21,892)	(11)	(472,747)
Balance at December 31, 2024	617,680	5,750	101	618,704
Proved developed reserves
December 31, 2021	1,860,861	86,535	319	1,875,491
December 31, 2022	1,492,741	72,941	260	1,505,067
December 31, 2023	1,069,533	35,173	177	1,075,510
December 31, 2024	616,621	5,750	101	617,645
Proved undeveloped reserves
December 31, 2021	86,617	—	—	86,617
Proved undeveloped reserves converted to proved developed reserves by drilling	(31,444)	—	—	(31,444)
Additional proved undeveloped reserves added during 2022	26,746	—	—	26,746
Proved undeveloped reserves removed from drilling plan	(25,304)	—	—	(25,304)
Revisions of previous estimates	(26)	—	—	(26)
December 31, 2022	56,589	—	—	56,589
Proved undeveloped reserves converted to proved developed reserves by drilling	(17,513)	—	—	(17,513)
Additional proved undeveloped reserves added during 2023	—	—	—	—
Proved undeveloped reserves removed from drilling plan	(21,859)	—	—	(21,859)
Revisions of previous estimates	(3,297)	—	—	(3,297)
December 31, 2023	13,920	—	—	13,920
Proved undeveloped reserves converted to proved developed reserves by drilling	(3,200)	—	—	(3,200)
Additional proved undeveloped reserves added during 2024	—	—	—	—
Proved undeveloped reserves removed from drilling plan	—	—	—	—
Revisions of previous estimates	(9,661)	—	—	(9,661)
December 31, 2024	1,059	—	—	1,059

The Trust recognized net reductions to reserves for its share of MV Partners’ total during 2022 associated with the production of properties of 497,942 Boe. The Trust recognized net increases to reserves of 1,442 Boe as a result of changes in the development plan. Additional increases to reserves of 96,047 Boe were a result of positive revisions due to higher commodity prices during 2022.
The Trust recognized net reductions to reserves for its share of MV Partners’ total during 2023 associated with the production of properties of 488,444 Boe. The Trust recognized net decreases to reserves of 21,859 Boe as a result of changes in the development plan. Additional increases to reserves of 38,078 Boe were a result of positive revisions due to the effectiveness of workovers and development during 2023.
The Trust recognized net reductions to reserves for its share of MV Partners’ total during 2024 associated with the production of properties of 472,747 Boe. The Trust recognized net decreases to reserves of 9,661 Boe as a result of changes in the development plan. Additional increases to reserves of 11,681 Boe were a result of positive revisions due to the effectiveness of workovers and development during 2024.
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM
PROVED OIL AND GAS RESERVES
Estimates of future net cash flows from proved reserves of crude oil, natural gas, and natural gas liquids are computed using the average, first-day-of-the-month price during the 12-month period for 2022, 2023 and 2024.
	2022	2023	2024
Future cash inflows	$138,608,602	$79,962,266	$43,857,466
Future costs
Production	(56,930,542)	(39,562,496)	(23,354,998)
Development	(1,047,713)	(472,000)	(296,000)
Future net cash flows	80,630,347	39,927,770	20,206,468
Less 10% discount factor	(11,418,520)	(4,176,829)	(1,317,065)
Standardized measure of discounted future net cash flows	$69,211,827	$35,750,941	$18,889,403
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED OIL AND GAS RESERVES
	2022	2023	2024
Standardized measure at beginning of year	$45,261,966	$69,211,827	$35,750,941
Net proceeds to the Trust	(27,204,589)	(18,068,560)	(18,575,409)
Net changes in price and production costs	39,987,484	(21,474,622)	(4,255,388)
Changes in estimated future development costs	(124,022)	334,663	98,702
Development costs incurred during the year	454,500	188,000	72,000
Revisions of quantity estimates	4,463,154	723,212	387,062
Accretion of discount	4,526,197	6,921,183	3,575,094
Changes in production rates, timing and other(1)	1,847,137	(2,084,762)	1,836,401
Standardized measure at end of year	$69,211,827	$35,750,941	$18,889,403

(1)
The Trust’s changes in standardized measure of discounted future net cash flows attributable to production rates, timing and other primarily represents changes in the Trust’s estimates of when proved reserve quantities will be realized. During the years ended December 31, 2022, 2023 and 2024, the operator changed its development drilling capital plans, which had the effect of altering the estimated timing of development and then the ultimate realization of undeveloped proved reserves.

The average, first-day-of-the-month price during the 12-month period for 2022, 2023 and 2024 used in determining future net revenues related to the standardized measure calculation are as follows:
	2022	2023	2024
Oil (per Bbl)	$89.17	$73.72	$70.98
Gas (per Mcf)	$6.10	$2.41	$1.99
NGL (per Bbl)	$37.47	$31.29	$30.19

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
Changes in Internal Control Over Financial Reporting.   During the fourth quarter ended December 31, 2024, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.
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
As of December 31, 2024, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2024, based on those criteria.

Item 9B.
Other Information.

Rule 10b5-1 Trading Plans.   During the three months ended December 31, 2024, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust Units.
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
Insider Trading Policy
Because the Trust has no directors, officers or employees, and because the Trustee does not have the authority under the terms of the Trust Agreement to engage in transactions in the Trust Units on behalf of the Trust, the Trust has not adopted an insider trading policy applicable to such persons or to the Trust itself. It is the policy of the Trustee that any transaction in Trust Units by any officer or employee of the Trustee who performs policy-making functions for the Trust must comply with the insider trading policies of The Bank of New York Mellon Corporation, the parent corporation of The Bank of New York Mellon Trust Company, N.A.
Item 11.
Executive Compensation.

During the years ended December 31, 2024, 2023 and 2022, the Trustee received compensation from the Trust in the amount of $150,000 each year. The Trust does not have any executive officers. Because the Trust does not have a board of directors, it does not have a compensation committee.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)   Security Ownership of Certain Beneficial Owners.
The following table sets forth certain information regarding the beneficial ownership of the Trust Units as of March 20, 2025 by each person who, to the Trust’s knowledge, beneficially owns more than 5% of the outstanding Trust Units.
Beneficial Owner	Trust Units Beneficially Owned	Percent of Class(1)
MV Energy, LLC(2)	2,875,000	25.0%
VAP-I, LLC(2)	1,437,500	12.5%
Robert J. Raymond(3)	1,016,114	8.8%

(1)
Based on 11,500,000 Trust Units outstanding as of March 20, 2025.

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
Administrative Services Agreement
The Trust has entered into an administrative services agreement with MV Partners that obligates the Trust, throughout the term of the Trust, to pay to MV Partners each quarter an administrative services fee for accounting, bookkeeping and informational services performed by MV Partners on behalf of the Trust relating to the net profits interest. The annual fee, which increases by 4% each year, was a total of $121,549 for 2024. The administrative services agreement will terminate upon the termination of the net profits interest unless earlier terminated by mutual agreement of the Trustee and MV Partners.
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
The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Trust’s financial statements for 2023 and 2024 and fees billed for other services rendered by Grant Thornton LLP.
	2023	2024
Audit fees	$256,172	$264,833
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$256,172	$264,833

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

10.1	—	Conveyance of Net Profits Interest, dated as of January 24, 2007, from MV Partners, LLC to The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))
10.2	—	Administrative Services Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))
10.3	—	Registration Rights Agreement, dated January 24, 2007, by and between MV Partners, LLC and The Bank of New York Trust Company, N.A. as Trustee of MV Oil Trust. (Incorporated herein by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 25, 2007 (File No. 1-33219))
31.1*	—	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description
97.1	—	MV Oil Trust Clawback Policy. (Incorporated herein by reference to Exhibit 97.1 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 1-33219))
99.1*		Report of Cawley, Gillespie & Associates, Inc., Petroleum Consultants

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
March 20, 2025
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