Form 10-Q
period 2025-09-30
MV Oil Trust
filed 2025-11-10
CIK 1371782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, 11,500,000 Units of Beneficial Interest in MV Oil Trust were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MV OIL TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Income from net profits interest	$2,359,674	$4,949,064	$8,732,419	$14,527,482
Cash on hand (withheld) used for Trust expenses	(31,613)	1,341	133,835	6,338
General and administrative expenses(1)	(200,561)	(235,405)	(816,254)	(676,320)
Distributable income	$2,127,500	$4,715,000	$8,050,000	$13,857,500
Distributions per Trust unit (11,500,000 Trust units issued and outstanding at September 30, 2025 and 2024)	$0.185	$0.410	$0.700	$1.2050

(1)	Includes $31,603 and $30,387 paid to MV Partners, LLC during the three months ended September 30, 2025 and 2024, respectively, and $94,808 and $91,162 during the nine months ended September 30, 2025 and 2024, respectively. Also includes $37,500 paid to The Bank of New York Mellon Trust Company, N.A. during each of the three months ended September 30, 2025 and 2024 and $112,500 during each of the nine months ended September 30, 2025 and 2024.

STATEMENTS OF ASSETS AND TRUST CORPUS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,147,561	$1,281,396
Investment in net profits interest	50,383,675	50,383,675
Accumulated amortization	(48,949,318)	(47,799,222)
Total assets	$2,581,918	$3,865,849
TRUST CORPUS
Trust corpus, 11,500,000 Trust units issued and outstanding at September 30, 2025 and December 31, 2024	$2,581,918	$3,865,849

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Trust corpus, beginning of period	$2,938,534	$4,646,447	$3,865,849	$5,456,085
Income from net profits interest	2,359,674	4,949,064	8,732,419	14,527,482
Cash distributions	(2,127,500)	(4,715,000)	(8,050,000)	(13,857,500)
Trust expenses	(200,561)	(235,405)	(816,254)	(676,320)
Amortization of net profits interest	(388,229)	(403,964)	(1,150,096)	(1,208,605)
Trust corpus, end of period	$2,581,918	$4,241,142	$2,581,918	$4,241,142

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

As of September 30, 2025, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to MV Partners’ interest from the sale of 15.1 million barrels of oil equivalent (“MMBoe”) of production from the underlying properties (which amount is the equivalent of 12.1 MMBoe with respect to the Trust’s net profits interest). Consequently, the net profits interest will terminate on June 30, 2026 (the “Termination Date”) because the minimum amount of production (14.4 MMBoe) applicable to the net profits interest has been produced and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s net profits interest). The Trustee will make a final quarterly cash distribution, if any, on or about July 24, 2026 to the Trust unitholders of record on the 15th day following June 30, 2026, and the Trust units are expected to be cancelled shortly thereafter. The Trust will not be entitled to any net proceeds that MV Partners receives after the Termination Date from the sale of production from the underlying properties. The Trust will dissolve and commence winding up its business and affairs after the Termination Date and, once the Trust winds up and terminates, it will pay no further distributions.

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

Note 2—Basis of Presentation

The accompanying Statement of Assets and Trust Corpus as of December 31, 2024, which has been derived from audited financial statements, and the unaudited interim financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and September 30, 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements have been omitted pursuant to those rules and regulations.

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

No new accounting pronouncements were adopted or issued during the quarter ended September 30, 2025 that would impact the financial statements of the Trust.

Note 4—Investment in Net Profits Interest

The net profits interest was recorded at the historical cost of MV Partners on January 24, 2007, the date of conveyance of the net profits interest to the Trust, and was calculated as follows:

Oil and gas properties	$96,210,819
Accumulated depreciation and depletion	(40,468,762)
Hedge asset	7,237,537
Net property value to be conveyed	62,979,594
Times 80% net profits interest to Trust	$50,383,675

Note 5—Income from Net Profits Interest

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Excess of revenues over direct operating expenses and lease equipment and development costs (1)	$2,949,592	$6,186,330	$10,915,524	$18,159,352
Times net profits interest over the term of the Trust	80%	80%	80%	80%
Income from net profits interest before reserve adjustments	2,359,674	4,949,064	8,732,419	14,527,482
MV Partners reserve for future capital expenditures (2)	–	–	–	–
Income from net profits interest (3)	$2,359,674	$4,949,064	$8,732,419	$14,527,482

(1)	Excess of revenues over direct operating expenses and lease equipment and development costs reflect expenses and costs incurred by MV Partners during the March through May production periods for the three months ended September 30, 2025 and 2024, respectively, and during each of the September through May production periods for the nine months ended September 30, 2025 and 2024, respectively. Pursuant to the terms of the conveyance of the net profits interest, lease equipment and development costs are to be deducted when calculating the distributable income to the Trust.

(2)	Pursuant to the terms of the conveyance of the net profits interest, MV Partners can reserve up to $1.0 million for future capital expenditures at any time. During the three and nine months ended September 30, 2025 and 2024, MV Partners did not withhold or release any dollar amounts due to the Trust. The reserve balance was $1.0 million at September 30, 2025 and 2024.

(3)	The income from net profits interest is based upon the cash receipts from MV Partners for the oil and gas production. The revenues from oil production are typically received by MV Partners one month after production; thus, the cash received by the Trust during the three months ended September 30, 2025 substantially represents the production by MV Partners from March 2025 through May 2025, and the cash received by the Trust during the three months ended September 30, 2024 substantially represents the production by MV Partners from March 2024 through May 2024. The cash received by the Trust during the nine months ended September 30, 2025 substantially represents the production by MV Partners from September 2024 through May 2025, and the cash received by the Trust during the nine months ended September 30, 2024 substantially represents the production by MV Partners from September 2023 through May 2024.

For the three and nine months ended September 30, 2025 and 2024, MV Purchasing, LLC, which is majority-owned by the indirect equity owners of MV Partners, purchased a majority of the production from the underlying properties. Sales to MV Purchasing, LLC are under short-term arrangements, ranging from one to six months, using market-sensitive pricing.

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

Note 8—Advance for Trust Expenses

Under the terms of the Trust Agreement, the Trustee is allowed to borrow money to pay Trust expenses. During the three months ended September 30, 2025 and 2024, there were no borrowings or amounts owed for money borrowed in previous quarters. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Note 9—Subsequent Events

The fourth quarterly distribution during 2025 was $2,357,500, or $0.205 per Trust unit, and was made on October 24, 2025 to Trust unitholders owning Trust units as of October 15, 2025. Such distribution included the net proceeds attributable to the sale of production received by MV Partners from July 1, 2025 through September 30, 2025.

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

Trust termination. As of September 30, 2025, cumulatively, since inception, the Trust has received payment for 80% of the net proceeds attributable to MV Partners’ interest from the sale of 15.1 million barrels of oil equivalent (“MMBoe”) of production from the underlying properties (which amount is the equivalent of 12.1 MMBoe with respect to the Trust’s net profits interest). Consequently, the net profits interest will terminate on June 30, 2026 (the “Termination Date”) because the minimum amount of production (14.4 MMBoe) applicable to the net profits interest has been produced and sold (which amount is the equivalent of 11.5 MMBoe with respect to the Trust’s net profits interest). The Trustee will make a final quarterly cash distribution, if any, on or about July 24, 2026 to the Trust unitholders of record on the 15th day following June 30, 2026, and the Trust units are expected to be cancelled shortly thereafter. The Trust will not be entitled to any net proceeds that MV Partners receives after the Termination Date from the sale of production from the underlying properties. The Trust will dissolve and commence winding up its business and affairs after the Termination Date and, once the Trust winds up and terminates, it will pay no further distributions.

Results of Operations

Results of Operations for the Quarters Ended September 30, 2025 and 2024

The cash received by the Trust from MV Partners during the quarter ended September 30, 2025 substantially represents the production by MV Partners from March 2025 through May 2025. The cash received by the Trust from MV Partners during the quarter ended September 30, 2024 substantially represents the production by MV Partners from March 2024 through May 2024. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest before reserve adjustments decreased $2,589,390 to $2,359,674 for the quarter ended September 30, 2025 from $4,949,064 for the quarter ended September 30, 2024. The decrease was primarily due to a $3,236,738 decrease in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $2,949,592 from $6,186,330 for the same period in the prior year. These amounts were reduced by a Trustee holdback for current Trust expenses of $232,174 and $234,064 for the quarters ended September 30, 2025 and 2024, respectively. The Trustee paid general and administrative expenses of $200,561 and $235,405 for the quarters ended September 30, 2025 and 2024, respectively. During the quarters ended September 30, 2025 and 2024, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the quarter ended September 30, 2025 of $2,127,500, a decrease of $2,587,500 from $4,715,000 for the quarter ended September 30, 2024.

The average price received for crude oil sold was $60.01 per Bbl and the average price received for natural gas sold was $2.97 per Mcf for the period from April 1, 2025 through June 30, 2025. The average price received for crude oil sold was $77.13 per Bbl and the average price received for natural gas sold was $2.07 per Mcf for the period from April 1, 2024 through June 30, 2024.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from April 1, 2025 through June 30, 2025 were 115,495 Bbls of oil and 3,156 Mcf of natural gas, for a total of 116,021 barrels of oil equivalent. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from April 1, 2024 through June 30, 2024 were 119,962 Bbls of oil and 5,697 Mcf of natural gas, for a total of 120,912 barrels of oil equivalent.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The cash received by the Trust from MV Partners during the nine months ended September 30, 2025 substantially represents the production by MV Partners from September 2024 through May 2025. The cash received by the Trust from MV Partners during the nine months ended September 30, 2024 substantially represents the production by MV Partners from September 2023 through May 2024. The revenues from oil production are typically received by MV Partners one month after production. The Trust’s income from net profits interest decreased $5,795,063 to $8,732,419 for the nine months ended September 30, 2025 from $14,527,482 for the nine months ended September 30, 2024. The decrease was primarily due to a $7,243,828 decrease in excess of revenues over direct operating expenses and lease equipment and development costs for the underlying properties to $10,915,524 from $18,159,352 for the same period in the prior year. These amounts were reduced by a Trustee holdback for current Trust expenses of $682,419 and $669,982 for the nine months ended September 30, 2025 and 2024, respectively. The Trustee paid general and administrative expenses of $816,254 and $676,320 for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, MV Partners did not withhold or release any dollar amounts due to the Trust from the previously established reserve for future capital expenditures. These factors resulted in distributable income for the nine months ended September 30, 2025 of $8,050,000, a decrease of $5,807,500 from $13,857,500 for the nine months ended September 30, 2023.

The average price received for crude oil sold was $64.78 per Bbl and the average price received for natural gas sold was $2.51 per Mcf for the period from October 1, 2024 through June 30, 2025. The average price received for crude oil sold was $75.90 per Bbl and the average price received for natural gas sold was $2.31 per Mcf for the period from October 1, 2023 through June 30, 2024.

The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2024 through June 30, 2025 were 341,443 Bbls of oil, 13,549 Mcf of natural gas and 5 Bbls of natural gas liquids, for a total of 343,704 barrels of oil equivalent. The overall production sales volumes attributable to the net profits interest for the oil and gas production collected during the period from October 1, 2023 through June 30, 2024 were 358,874 Bbls of oil, 17,212 Mcf of natural gas and 11 Bbls of natural gas liquids, for a total of 361,750 barrels of oil equivalent.

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

From the first quarter of 2022 to the second quarter of 2023, the Trustee withheld a portion of the proceeds otherwise available for distribution each quarter and built a $1.265 million cash reserve for the payment of future known, anticipated or contingent expenses or liabilities. This amount is in addition to the $1.8 million letter of credit described below. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As of September 30, 2025, $1,147,561 was held by the Trustee and is reported as cash and cash equivalents.

The Trustee may cause the Trust to borrow funds required to pay expenses if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid. During the three and nine months ended September 30, 2025 and 2024, there were no such borrowings. MV Partners has provided a letter of credit in the amount of $1.8 million to the Trustee to protect the Trust against the risk that it does not have sufficient cash to pay future expenses.

Income to the Trust from the net profits interest is based on the calculation and definitions of “gross proceeds” and “net proceeds” contained in the conveyance.

Substantially all of the underlying properties are located in mature fields, and MV Partners does not expect future costs for the underlying properties to change significantly as compared to recent historical costs other than changes due to fluctuations in the general cost of oilfield services. MV Partners may establish a capital reserve of up to $1.0 million in the aggregate at any given time to reduce the impact on distributions of uneven capital expenditure timing. As of September 30, 2025, $1.0 million was held by MV Partners as a capital reserve.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2025, there was no change in the Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of MV Partners.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the Trust’s response to Item 1A to Part I of the Form 10-K.

Item 5. Other Information.

Rule 10b5-1 Trading Plans. During the three months ended September 30, 2025, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.

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
Date: November 10, 2025

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